Form 10-Q
period 1995-06-30
RAWSON KOENIG INC
filed 1995-08-16
CIK 725014

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                    Commission File No.
June 30, 1995                                   0-12392


                             RAWSON-KOENIG, INC.
           (Exact name of registrant as specified in its charter)


            Texas                              74-1957377
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

2301 Central Parkway, Houston, Texas              77092
(Address of principal executive                 (Zip Code)
offices)

(713) 688-4414
Registrant's telephone number, including area code

__________________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X                                    No


                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

    The number of shares outstanding of the Registrant's common stock as of June 30, 1995: 3,901,190 shares of common stock.

                                   PART I

                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Rawson-Koenig, Inc.
                          Condensed Balance Sheets
                                 (Unaudited)

                               (in thousands)


                                           June 30,      December 31,
                                             1995            1994

Assets

Current assets:
  Cash and cash equivalents                 $   185          $   193
  Accounts receivable, net                    1,758            1,609
  Inventories:
    Raw materials                             1,975            1,526
    Work in process                           1,396            1,265
    Finished goods                              698              774
  Prepayments and other                         124              164

Total current assets                          6,136            5,531

Property, plant and equipment, at cost:
  Land and building                           3,384            3,305
  Machinery and equipment                     5,395            5,069
  Accumulated depreciation
    and amortization                         (5,044)          (4,816)

Property, plant and equipment, net            3,735            3,558

Total assets                                $ 9,871          $ 9,089




            The accompanying notes are an integral part of these
                            financial statements.

                             Rawson-Koenig, Inc.
                     Condensed Balance Sheets, continued
                                 (Unaudited)

                    (in thousands, except share amounts)

                                           June 30,     December 31,
                                             1995           1994

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt         $   209          $   204
  Current portion of capital lease
    obligation                                   31               30
  Accounts payable                              563              651
  Accrued expenses                              829              837
  Income taxes payable                            2              233

Total current liabilities                     1,634            1,955

Long-term debt, less current portion          2,399            1,829
Capital lease obligation, less current
  portion                                        11               27

Total liabilities                             4,044            3,811

Shareholders' equity:
  Preferred stock, $10 par value, 1,000,000
    shares authorized, none issued
  Common stock, no par, $1,000 stated value,
    5,000,000 shares authorized, 3,901,190
    shares issued and outstanding                 1                1
  Additional paid-in capital                  4,529            4,529
  Retained earnings                           1,297              748

Total shareholders' equity                    5,827            5,278

Total liabilities and shareholders'
  equity                                    $ 9,871          $ 9,089


            The accompanying notes are an integral part of these
                            financial statements.

                             Rawson-Koenig, Inc.
                     Condensed Statements of Operations
                                 (Unaudited)
     (in thousands, except per share data and average shares outstanding)


                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                                  1995        1994        1995        1994

Sales                        $   4,893   $   4,568   $   9,810   $   8,764
Cost of sales                    3,807       3,692       7,585       6,964

Gross profit                     1,086         876       2,225       1,800

Selling, general and
  administrative expenses          735         526       1,395       1,027

Income from operations             351         350         830         773

Other income (expense):
  Interest expense                 (49)        (57)        (94)       (115)
  Other, net                        41          24          82          37

Income before income taxes         343         317         818         695

Income taxes:
  Federal                           91          69         229         122
  State                             17          14          40          34

Net income                   $     235   $     234   $     549   $     539


Net income per share         $     .06   $     .06   $     .14   $     .14


Average shares outstanding   3,901,190   3,901,190   3,901,190   3,901,190




            The accompanying notes are an integral part of these
                            financial statements.

                             Rawson-Koenig, Inc.
                     Condensed Statements of Cash Flows
                                 (Unaudited)

                               (in thousands)


                                                         Six Months Ended
                                                              June 30,
                                                         1995        1994

Cash flow from operating activities:
  Net income                                         $     549   $     539
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                        231         227
      Change in assets and liabilities, net               (940)       (182)

  Total adjustments                                       (709)         45

Net cash provided by (used in) operating
  activities                                              (160)        584

Cash flows from investing activities:
  Purchase of property and equipment, net                 (408)       (110)

Cash flows from financing activities:
  Increase (decrease) in borrowings, net                   560        (355)

Net increase (decrease) in cash and cash
  equivalents                                               (8)        119
Cash and cash equivalents at beginning
  of period                                                193         167

Cash and cash equivalents at end
  of period                                          $     185   $     286


Supplemental cash flow disclosure:
  Income taxes paid                                  $     500   $     124

  Interest paid                                      $      94   $     115



            The accompanying notes are an integral part of these
                            financial statements.

                             Rawson-Koenig, Inc.
                   Notes to Condensed Financial Statements
                            June 30, 1995 and 1994
                                 (Unaudited)

1.  Nature of Organization

    Rawson-Koenig, Inc. (the "Registrant"), a Texas corporation, designs, manufactures and markets certain equipment for light trucks. Its chief products are truck tool boxes, truck service bodies, winches and truck mounted cranes.

2.  Basis for Preparation of the Condensed Financial Statements

    The condensed financial statements for the three months and six months ended June 30, 1995 and 1994, have been prepared by the Registrant and are unaudited. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have beeen condensed or omitted; however, the Registrant believes that the disclosures are adequate to make the information presented not misleading. All the adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods have been included. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report to Shareholders on Form 10-K.

3.  Income Taxes

    The provisions for federal and state income tax for the three months and six months ended June 30, 1995 and 1994, were computed by applying the estimated effective annual tax rate to income before income taxes.

4.  Debt Agreement

    Effective April 21, 1995, the Registrant amended and restated its Letter Loan Agreement with its primary lender. The restated agreement extended the maturity date of the line of credit to April 30, 1997, and reduced the interest rate on amounts outstanding under the line of credit to the bank's prime rate of interest (9% at June 30, 1995). Interest on the line of credit remains payable monthly and the maximum amount of credit available under the line remains at $2,200,000. The $826,000 balance outstanding under the line at June 30, 1995, is included in long-term debt in the accompanying balance sheet.

                             Rawson-Koenig, Inc.
             Notes to Condensed Financial Statements, continued
                           June 30, 1995 and 1994
                                 (Unaudited)

4.  Debt Agreement, continued

    The restated agreement also lowered the rate of interest on the Registrant's Fort Worth real estate loan to the bank's prime rate. The loan, which had a balance of $268,134 at June 30, 1995, is payable in monthly installments of $5,830 plus interest and matures in April 1999.

    The restated agreement also amended the Registrant's "Advancing Term Promissory Note". Under the restated agreement, the Registrant may borrow up to $1,000,000 to finance equipment purchases through April 30, 1996. Any borrowings outstanding under the agreement as of April 30, 1996, will be converted to a five year term loan and will be due in equal monthly principal payments plus interest at the bank's prime rate. As of June 30, 1995, there were no amounts outstanding under this facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following table sets forth for the periods indicated (i) the percentages which certain items reflected in the statements of operations bear to total sales of the Registrant and (ii) the pecentage increase (decrease) of such items as compared to the corresponding prior year period.

                     Percentage of                Percentage of
                         Sales                       Sales
                    3 Months Ended  Percentage   6 Months Ended  Percentage
                       June 30,      Increase       June 30,      Increase
                      1995    1994  (Decrease)     1995    1994  (Decrease)

Sales                100.0   100.0         7.1    100.0   100.0        11.9
Cost of sales         77.8    80.8         3.1     77.3    79.5         8.9
Selling, general
  and administrative
  expenses            15.0    11.6        39.7     14.2    11.7        35.8
Interest expense       1.0     1.2       (14.0)     1.0     1.3       (18.3)
Other income, net      (.8)    (.5)       70.8      (.8)    (.4)      121.6

Income before
  income taxes         7.0     6.9         8.2      8.3     7.9        17.7

Income taxes           2.2     1.8        30.1      2.7     1.7        72.4

Net income             4.8     5.1          .4      5.6     6.2         1.9


Results of Operations

    Sales increased approximately $325,000 (7.1%) during the three months ended June 30, 1995, and increased approximately $1,046,000 (11.9%) during the six months ended June 30, 1995, compared to the same periods of 1994. These increases resulted primarily from the Registrant's intensified marketing efforts in several territories and an improvement in national light truck sales.

    Cost of sales as a percentage of sales decreased from 80.8% to 77.8% for the three months ended June 30, 1994 and 1995, respectively, and decreased from 79.5% to 77.3% for the six months ended June 30, 1994 and 1995, respectively. These decreases were due primarily to Management's continued program of upgrading manufacturing equipment and refining production methods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

    Selling, general and admistrative expenses increased 39.7% for the three months ended June 30, 1995, and increased 35.8% for the six months ended June 30, 1995, compared to the same periods of 1994. These increases were primarily due to increases in insurance costs and payroll-related expenses. Additionally, during the three months ended June 30, 1995, approximately $160,000 of office improvements and repairs were incurred of which $80,000 was expensed.

    Interest expense decreased 14.0% for the three months ended June 30, 1995, and decreased 18.3% for the six months ended June 30, 1995, compared to the same periods of 1994. These decreases were primarily due to the lower average borrowings during the first five months of 1995.

    Income taxes increased 30.1% for the three months ended June 30, 1995, and increased 72.4% for the six months ended June 30, 1995, compared to the same periods of 1994. These increases were due primarily to the utilization of alternative minimum tax credit carryforwards during 1994 that resulted in a lower effective tax rate for 1994 compared to 1995.

Financial Condition

    The Registrant used approximately $8,000 of cash in operations during the six months ended June 30, 1995. The Registrant plans to fund future operations from cash on hand, cash from operations and use of its credit facility, which had an available line of credit of approximately $1,374,000 at June 30, 1995, based on the applicable borrowing base calculation.

    In addition to the line of credit, the Registrant has an agreement with a bank to borrow up to $1,000,000 to finance equipment purchases. At June 30, 1995, there were no amounts outstanding under this agreement.


                                   PART II

                              OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed during the six months ended June 30, 1995.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    RAWSON-KOENIG, INC.



Date:    July 28, 1995             /s/ Thomas C. Rawson
                                       Thomas C. Rawson
                                       Chairman of the Board



Date:    July 28, 1995             /s/ Catherine A. Rawson
                                       Catherine A. Rawson
                                       Principal Financial Officer



Date:    July 28, 1995             /s/ Leslie T. Horvath
                                       Leslie T. Horvath
                                       Controller