Form 10-Q/A
period 1995-06-30
RAWSON KOENIG INC
filed 1995-09-27
CIK 725014

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A

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


                                      1


                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    RAWSON-KOENIG, INC.



Date:    September 26, 1995        /s/ Thomas C. Rawson
                                       Thomas C. Rawson
                                       Chairman of the Board



Date:    September 26, 1995        /s/ Catherine A. Rawson
                                       Catherine A. Rawson
                                       Principal Financial Officer



Date:    September 26, 1995        /s/ Leslie T. Horvath
                                       Leslie T. Horvath
                                       Controller


















                                      2