Form 10-Q
period 1995-09-30
RAWSON KOENIG INC
filed 1995-10-27
CIK 725014

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                       Commission File No.
September 30, 1995                                0-12392


                               RAWSON-KOENIG, INC.
             (Exact name of registrant as specified in its charter)


            Texas                              74-1957377
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

2301 Central Parkway, Houston, Texas              77092
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

    The number of shares outstanding of the Registrant's common stock as of September 30, 1995: 3,901,190 shares of common stock.



                                        1


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Rawson-Koenig, Inc.
                            Condensed Balance Sheets
                                   (Unaudited)

                                 (in thousands)


                                       September 30,     December 31,
                                            1995             1994

Assets

Current assets:
  Cash and cash equivalents                 $   192          $   193
  Accounts receivable, net                    1,529            1,609
  Inventories:
    Raw materials                             1,730            1,526
    Work in process                           1,605            1,265
    Finished goods                              726              774
  Prepayments and other                         196              164

Total current assets                          5,978            5,531

Property, plant and equipment, at cost:
  Land and building                           3,432            3,305
  Machinery and equipment                     5,378            5,069
  Accumulated depreciation
    and amortization                         (5,100)          (4,816)

Property, plant and equipment, net            3,710            3,558

Total assets                                $ 9,688          $ 9,089




              The accompanying notes are an integral part of these
                              financial statements.






                                        2
                               Rawson-Koenig, Inc.
                       Condensed Balance Sheets, continued
                                   (Unaudited)

                      (in thousands, except share amounts)


                                       September 30,     December 31,
                                            1995             1994

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt         $   212          $   204
  Current portion of capital lease
    obligation                                   32               30
  Accounts payable                              629              651
  Accrued expenses                              879              837
  Income taxes payable                           50              233

Total current liabilities                     1,802            1,955

Long-term debt, less current portion          1,930            1,829
Capital lease obligation, less current
  portion                                         3               27

Total liabilities                             3,735            3,811

Shareholders' equity:
  Preferred stock, $10 par value, 1,000,000
    shares authorized, none issued
  Common stock, no par, $1,000 stated value,
    5,000,000 shares authorized, 3,901,190
    shares issued and outstanding                 1                1
  Additional paid-in capital                  4,529            4,529
  Retained earnings                           1,423              748

Total shareholders' equity                    5,953            5,278

Total liabilities and shareholders'
  equity                                    $ 9,688          $ 9,089


              The accompanying notes are an integral part of these
                              financial statements.






                                        3
                               Rawson-Koenig, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

       (in thousands, except per share data and average shares outstanding)


                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                  1995        1994        1995        1994

Sales                        $   4,380   $   4,196   $  14,190   $  12,960
Cost of sales                    3,576       3,266      11,161      10,230

Gross profit                       804         930       3,029       2,730

Selling, general and
  administrative expenses          638         571       2,033       1,598

Income from operations             166         359         996       1,132

Other income (expense):
  Interest expense                 (53)        (49)       (147)       (164)
  Other, net                        59          19         141          56

Income before income taxes         172         329         990       1,024

Income taxes:
  Federal                           36          60         265         182
  State                             10          21          50          55

Net income                   $     126   $     248   $     675   $     787


Net income per share         $     .03   $     .06   $     .17   $     .20


Average shares outstanding   3,901,190   3,901,190   3,901,190   3,901,190




              The accompanying notes are an integral part of these
                              financial statements.







                                        4
                               Rawson-Koenig, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                 (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                         1995        1994

Cash flow from operating activities:
  Net income                                         $     675   $     787
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                        349         335
      Change in assets and liabilities, net               (611)       (152)

  Total adjustments                                       (262)        183

Net cash provided by operating activities                  413         970

Cash flows from investing activities:
  Purchase of property and equipment, net                 (501)       (146)

Cash flows from financing activities:
  Increase (decrease) in borrowings, net                    87        (733)

Net increase (decrease) in cash and cash
  equivalents                                               (1)         91
Cash and cash equivalents at beginning
  of period                                                193         167

Cash and cash equivalents at end
  of period                                          $     192   $     258


Supplemental cash flow disclosure:
  Income taxes paid                                  $     575   $     154

  Interest paid                                      $     147   $     164



              The accompanying notes are an integral part of these
                              financial statements.




                                        5
                               Rawson-Koenig, Inc.
                     Notes to Condensed Financial Statements
                           September 30, 1995 and 1994
                                   (Unaudited)

1.  Nature of Organization

    Rawson-Koenig, Inc. (the "Registrant"), a Texas corporation, designs, manufactures and markets certain equipment for light trucks. Its chief products are truck tool boxes, truck service bodies, winches and truck mounted cranes.

2.  Basis for Preparation of the Condensed Financial Statements

    The condensed financial statements for the three months and nine months ended September 30, 1995 and 1994, have been prepared by the Registrant and are unaudited. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have beeen condensed or omitted; however, the Registrant believes that the disclosures are adequate to make the information presented not misleading. All the adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods have been included. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report to Shareholders on Form 10-K.

3.  Income Taxes

    The provisions for federal and state income tax for the three months and nine months ended September 30, 1995 and 1994, were computed by applying the estimated effective annual tax rate to income before income taxes.

4.  Debt Agreement

    Effective April 21, 1995, the Registrant amended and restated its loan agreement with its primary lender. The restated agreement extended the maturity date of the line of credit to April 30, 1997, and reduced the interest rate on amounts outstanding under the line of credit to the bank's prime rate of interest (8.75% at September 30, 1995). Interest on the line of credit remains payable monthly and the maximum amount of credit available under the line remains at $2,200,000. The $412,000 balance outstanding under the line at September 30, 1995, is included in long-term debt in the accompanying balance sheet.

    The restated agreement also lowered the rate of interest on the Registrant's Fort Worth real estate loan to the bank's prime rate. The loan, which had a balance of $250,644 at September 30, 1995, is payable in monthly installments of $5,830 plus interest and matures in April 1999.



                                        6
                               Rawson-Koenig, Inc.
               Notes to Condensed Financial Statements, continued
                            September 30, 1995 and 1994
                                   (Unaudited)

4.  Debt Agreement, continued

    Effective September 21, 1995, the restated agreement was amended to increase the borrowing maximum on the Registrant's advancing term equipment loan. Under the amended restated agreement, the Registrant may borrow up to $1,500,000 to finance equipment purchases through August 31, 1996. Any borrowings outstanding under the agreement as of August 31, 1996, will be converted to a five year term loan and will be due in equal monthly principal payments plus interest at the bank's prime rate. As of September 30, 1995, there were no amounts outstanding under this facility.

5.  Commitment

    The Registrant has entered into an agreement with an equipment manufacturer to purchase metal processing equipment at an approximate cost of $1,125,000. The equipment is scheduled to be delivered and installed in June 1996. The purchase agreement requires the Registrant to make installment payments into an escrow account as the machine is being built. It is estimated that the Registrant will make the following escrow payments: $112,500 in October 1995, $112,500 in January 1996, and $787,500 in June 1996. A final payment of $112,500 will be due to the manufacturer after the machine is installed and operational.






















                                        7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following table sets forth for the periods indicated (i) the percentages which certain items reflected in the statements of operations bear to total sales of the Registrant and (ii) the pecentage increase (decrease) of such items as compared to the corresponding prior year period.

                     Percentage of                Percentage of
                         Sales                        Sales
                    3 Months Ended  Percentage   9 Months Ended  Percentage
                     September 30,   Increase     September 30,   Increase
                      1995    1994  (Decrease)     1995    1994  (Decrease)

Sales                100.0   100.0         4.4    100.0   100.0         9.5
Cost of sales         81.6    77.8         9.5     78.7    78.9         9.1
Selling, general
  and administrative
  expenses            14.6    13.6        11.7     14.3    12.3        27.2
Interest expense       1.2     1.2         8.2      1.0     1.3       (10.4)
Other income, net     (1.3)    (.4)      210.5     (1.0)    (.4)      151.8

Income before
  income taxes         3.9     7.8       (47.7)     7.0     7.9        (3.3)

Income taxes           1.0     1.9       (43.2)     2.2     1.8        32.9

Net income             2.9     5.9       (49.2)     4.8     6.1       (14.2)


Results of Operations

    Sales increased approximately $184,000 (4.4%) during the three months ended September 30, 1995, and increased approximately $1,230,000 (9.5%) during the nine months ended September 30, 1995, compared to the same periods of 1994. These increases resulted primarily from the Registrant's intensified marketing efforts in several territories.

    Cost of sales as a percentage of sales increased from 77.8% to 81.6% for the three months ended September 30, 1994 and 1995, respectively. This increase was due primarily to increases in material costs. Cost of sales as a percentage of sales decreased from 78.9% to 78.7% for the nine months ended September 30, 1994 and 1995, respectively. This decrease was due primarily to the Registrant's continued program of upgrading manufacturing equipment and refining production methods.

    Selling, general and administrative expenses increased 11.7% for the three months ended September 30, 1995 and increased 27.2% for the nine months ended



                                       8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

September 30, 1995, compared to the same periods of 1994. These increases were primarily due to increases in insurance costs and payroll-related expenses. Additionally, during the nine months ended September 30, 1995, approximately $230,000 of office improvements and repairs were incurred of which $106,000 was expensed. Approximately $26,000 of these repairs were expensed during the three months ended September 30, 1995.

    Interest expense increased 8.2% for the three months ended September 30, 1995, compared to the same period of 1994. This increase was primarily due to higher average borrowings during 1995. Interest expense decreased 10.4% for the nine months ended September 30, 1995, compared to the same period of 1994. This decrease was primarily due to lower average borrowings during the first five months of 1995.

    Income taxes decreased 43.2% for the three months ended September 30, 1995, compared to the same period of 1994. The decrease was primarily due to the decrease in income before income taxes for the three months ended September 30, 1995 compared to the same period of 1994. Income taxes increased 32.9% for the nine months ended September 30, 1995, compared to the same period of 1994. This increase was due primarily to the utilization of alternative minimum tax credit carryforwards during 1994 that resulted in a lower effective tax rate for 1994 compared to 1995.

Financial Condition

    The Registrant generated approximately $413,000 in cash from operations during the nine months ended September 30, 1995. The Registrant plans to fund future operations from cash on hand, cash from operations and use of its credit facility, which had an available line of credit of approximately $1,788,000 at September 30, 1995, based on the applicable borrowing base calculation.

    In addition to the line of credit, the Registrant has an agreement with a bank to borrow up to $1,500,000 to finance equipment purchases. At September 30, 1995, there were no amounts outstanding under this agreement.


                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed during the nine months ended September 30, 1995.



                                        9

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    RAWSON-KOENIG, INC.



Date:    October 26, 1995          /s/ Thomas C. Rawson
                                       Thomas C. Rawson
                                       Chairman of the Board



Date:    October 26, 1995          /s/ Catherine A. Rawson
                                       Catherine A. Rawson
                                       Principal Financial Officer



Date:    October 26, 1995          /s/ Leslie T. Horvath
                                       Leslie T. Horvath
                                       Controller




















                                       10