Form 10-K
period 1995-12-31
RAWSON KOENIG INC
filed 1996-03-29
CIK 725014

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  December 31, 1995      Commission File No.:  0-12392

                               RAWSON-KOENIG, INC.
             (Exact name of registrant as specified in its charter)

            Texas                                                  74-1957377
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

    2301 Central Parkway
       Houston, Texas                                                 77092
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (713) 688-4414

        Class Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each Exchange
 Title of Each                                               on which registered
     None                                                         Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, No Par Value Per Share
                   Preferred Stock, $10.00 Par Value Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
                  January 31, 1996                  $1,457,545

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
     Common Stock outstanding as of:  February 21, 1996 -- 3,901,190 shares

                       Documents Incorporated by Reference

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes. None

                               RAWSON-KOENIG, INC.

                                    FORM 10-K

                                     PART I


ITEM 1.  BUSINESS
(a) The Registrant designs, manufactures and markets certain equipment for light trucks, principally under the "Rawson-Koenig" name. As used in this report, the term "the Registrant" refers to Rawson-Koenig, Inc. unless a contrary or more limited meaning is indicated by the context. The Registrant was incorporated in Texas on November 18, 1977.

     The demand for the products manufactured by the Registrant is cyclical, and tied to the general economic conditions of the geographic market for the Registrant's products. In particular, demand for the Registrant's products is related to certain service industries, including construction and public utilities. The primary market for the Registrant's products is the United States.

     The ability of the Registrant to improve its results of operations and recover the cost of its assets through operations is dependent on improvements in manufacturing efficiency and increased sales volume through the expansion of its distribution base and the introduction of new and improved product lines. See paragraph (c)(xi) below for a discussion of the Registrant's research and development activities.

(b) The Registrant operates in the truck equipment industry segment, which accounted for approximately 100% of its business in 1995. See the Financial Statements of Registrant included in this report for data relating to the amounts of sales for the last three years.

(c) The following paragraphs provide information as to specific aspects of the Registrant's business.

     (i) Substantially all of the Registrant's products are truck equipment, which includes truck service bodies, truck tool boxes, winches and truck-mounted cranes. Service bodies are structures mounted on a truck chassis in order to provide cover, storage space or working space, while tool boxes are simpler and usually smaller structures which are also truck-mounted but are designed solely for storage of tools or other property.

            The Registrant's service bodies offer a wide selection of standard and optional features. Like the Registrant's tool boxes, they can be installed on trucks of all major United States and foreign producers and are used for general, industrial and recreational purposes. In general, the Registrant believes that its service bodies and tool boxes compete in the upper portions of their respective markets in terms of quality and price. The Registrant also believes that it offers the largest line of tool boxes available from any single manufacturer.

            The Registrant's standard winches have pulling capacities of 2,000 to 30,000 pounds, are designed to be truck-mounted and also are sold for general and industrial purposes. All these winches are available with or without automatic safety brakes and may be used with mechanical, hydraulic or electrical power sources. In addition to these standard products, the Registrant manufactures winches for special applications such as mining, logging and well drilling.

            The Registrant's crane models may be mounted on the Registrant's service bodies specially designed to withstand additional stress when the crane is in use. Lifting capacity of the cranes ranges up to 6,000 pounds depending on the model.

            The Registrant sells its products primarily through a nationwide network of distributors, although certain sales are also made directly to end user customers and to truck dealers. The Registrant currently deals with approximately 350 active distributors of its service bodies, tool boxes, winches and cranes.

            The Registrant's only agreements with each distributor are contained in an authorization letter and a credit application. The Registrant believes that its relations with its distributors are good and that, in any event, the loss of any single distributor would have no material impact on its operations.

            The Registrant believes that its most effective sales promotion and advertising method is a combination of product demonstration and the use of a strong diverse distributor network. The Registrant's distributors are strategically located to provide coverage of key marketing areas. The distributor network is also supported by the Registrant through product line literature, trade shows, cooperative advertising and seminars by the Registrant's sales personnel.

     (ii) The Registrant continually monitors and updates its product lines. In 1993, the Registrant introduced a new line of aluminum tool boxes designed for sport and recreational use. In 1994 and 1995, the Registrant concentrated on keeping up with increasing demand while continuing to make product improvements on an ongoing basis.

     (iii) The Registrant purchases steel, welding supplies, castings, paint and other materials from independent suppliers. Virtually all purchases are made on the basis of competitive bids. The Registrant utilizes a combination of foreign, national and regional suppliers.

            All classes of supplies purchased by the Registrant are presently available from a number of sources. The Registrant deals with a large number of suppliers. Accordingly, the Registrant believes that its business is not dependent upon any single supplier or upon any group of suppliers. It is possible that shortages of a particular type of supply could occur at any time in the future. However, the Registrant has no reason to anticipate any such shortage.

     (iv)   The Registrant owns no patents that are material to its business.

     (v) Sales are seasonal in nature and in most years tend to be highest around May and lowest around October. This seasonality is believed to reflect, among other factors, model changes of truck manufacturers in September and October and low levels of activity in the construction industries in the fall and winter months. In 1994 and 1995, however, seasonality was less of a factor due to truck manufacturers being overloaded with incoming orders throughout the entire year.

     (vi) Most of the Registrant's inventory is comprised of standard products. Reference is made to Note 4 to the Financial Statements for information as to a line of credit which is available to finance inventory as required.

     (vii) Since a significant portion of sales are made through distributors, the Registrant does not necessarily know the identity of any particular purchaser of its products. All statements made in the following paragraph are subject to this qualification.

            The Registrant sells to a large number of customers, and to the best of its knowledge, no customer accounted for as much as 10% of sales during the years ended December 31, 1993, 1994 and 1995. The Registrant also believes that foreign or export sales, sales to governmental agencies and sales to the military are insignificant. The Registrant's products are marketed on a nationwide basis. The Registrant's products are used in a variety of industries, and the relative importance of these industries may vary from year to year. The service and public utility industries were the most significant industries during the years ended December 31, 1993, 1994 and 1995.

     (viii) The Registrant's backlogs at the respective dates indicated were approximately as follows: $692,000 at December 31, 1993, $1,399,000 at December 31, 1994 and $1,004,000 at December 31, 1995. All backlog at December 31, 1995 is believed to be firm and is expected to be shipped during the fiscal year ending December 31, 1996.

     (ix) The Registrant does not do a material amount of business with the federal government.

     (x) The market for all the Registrant's products is very competitive. Although the Registrant's products are marketed on a nationwide basis, each manufacturer of otherwise competitive service bodies may have certain advantages in its own region because of transportation costs. In addition to this factor, competition in selling service bodies is believed to involve such factors as product quality, delivery capability, product price and quality of distributors. In selling tool boxes, the more important competitive factors are believed to be product quality, delivery capability, product prices, range of product line and number of distributors or other outlets.

            The Registrant competes in selling service bodies with a number of manufacturers, some of which are larger in terms of assets and sales. However, the Registrant believes that no single manufacturer dominates the market for these products and that it can continue to compete successfully for its market share, particularly in its primary sales region.

            Because of lower transportation costs, competition for sales of tool boxes, winches and cranes is generally on a national rather than a regional basis. Competition is based primarily on quality and price. As stated elsewhere, the Registrant offers a standard product line but stresses its ability to construct specialized products. While several competitive manufacturers of tool boxes, winches and cranes are larger in terms of sales and assets, and some offer related equipment not produced by the Registrant, the Registrant believes that no single manufacturer dominates the market and that it can continue to compete successfully for its market share.

     (xi) The Registrant does not carry on research and development activities except in connection with product testing, development and design. Six employees were involved on a part-time basis in product testing, development and design during the years ended December 31, 1993, 1994 and 1995. The amount spent on such activities was less than $100,000 in each of these years.

     (xii) The Registrant does not believe that compliance with federal, state and local environmental laws will adversely affect its business, earnings or competitive position in the long run when regulations are enforced uniformly across the nation.

     (xiii) At December 31, 1995, the Registrant employed 283 persons. No employee is represented by any union, and the Registrant believes that its employee relations are good.

(d) The Registrant's products are marketed primarily in the United States. Direct export sales are immaterial to the Registrant's operations.

ITEM 2.  PROPERTIES

     The Registrant owns its manufacturing and office facilities in Houston, Texas and Fort Worth, Texas. The Registrant's Houston service body and tool box manufacturing facility occupies approximately 163,000 square feet of space in a metal and brick building located in an office and industrial park, while its executive and administrative offices occupy approximately 12,000 square feet in the same building. The Registrant's winch and crane manufacturing facility occupies approximately 24,000 square feet of space in an adjacent metal and concrete building constructed on the same tract of approximately 13 acres. The Fort Worth facility is on approximately 3.7 acres of land with metal and block buildings totaling approximately 73,000 square feet. The Houston facilities are subject to mortgage liens of approximately $1,446,000. The Registrant owns almost all of the machinery and equipment used in its operations.


ITEM 3.  LEGAL PROCEEDINGS

     The Registrant is not a party to and its property is not subject to any material pending legal proceedings other than ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

(a) The Registrant's common stock, no par value per share (Common Stock), is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market under the symbol "RAKO". The following table shows the high and low bid and ask prices of the Common Stock during the periods indicated:

                                             Bid                 Ask
                                        High       Low      High       Low
Year Ended December 31, 1994:
     First Quarter                     1-3/4    1-3/16         2    1-7/16
     Second Quarter                    3-1/4         1     3-1/2     1-1/4
     Third Quarter                         3     2-1/8     3-1/4    2-3/16
     Fourth Quarter                   2-5/16         2     2-5/8     2-1/8

Year Ended December 31, 1995:
     First Quarter                    2-1/16     1-5/8    2-5/16     1-3/4
     Second Quarter                  1-13/16   1-13/16         2   1-15/16
     Third Quarter                     1-7/8     1-1/2         2     1-5/8
     Fourth Quarter                    1-3/4     1-1/8         2     1-3/8

Year Ending December 31, 1996:
     January 1996                    1-17/32    1-5/16     1-5/8     1-5/8

The foregoing figures, which were obtained from NASDAQ monthly statistical reports, do not reflect retail markups or markdowns and may not represent actual trades.

(b) As of February 21, 1996, the Common Stock was held by approximately 1,440 stockholders of record.

(c) The Registrant has not paid any dividends since it became a publicly held company.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information for the Registrant for the periods indicated must be read in conjunction with the Financial Statements in this report and the notes thereto, which are an integral part of the Financial Statements.

                                   (In Thousands Except Per Share Data)

                                           Calendar Years Ended
                                               December 31,
                               1995      1994      1993      1992      1991
Sales                       $18,682   $17,185   $14,450   $12,678   $12,695
Total assets                  9,824     9,089     8,377     7,932     7,803
Long-term debt (less
     current portion)         2,095     1,856     1,964     2,249     2,479
Net income                      825     1,142       480       209       392
Income per share                .21       .29       .12       .05       .10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Summary. The following table sets forth for the years indicated (1) percentages which certain items reflected in the accompanying statements of income and in the accompanying selected financial data bear to total sales of the Registrant and (2) the percentage increase (decrease) of such items as compared to the indicated prior year.

                                                                 Percentage
                                                                  Increase
                                                                 (Decrease)
                                 Percentage of Sales             from Prior
                                Calendar Years Ended:               Year:
                               1995      1994      1993        1995      1994
Sales                         100.0     100.0     100.0         8.7      18.9
Cost of sales                  79.8      77.4      81.5        12.1      12.9
Selling, general, and
     admin. expenses           13.8      13.3      12.9        13.3      22.8
Interest expense                1.0       1.2       1.8        (7.8)    (17.5)
Other (income) expense, net    (1.0)     (0.5)     (0.6)      111.0       7.7
Income before income taxes      6.4       8.6       4.4       (19.6)    130.1
Income taxes                    2.0       2.0       1.1         7.3     107.9
Net income                      4.4       6.6       3.3       (27.7)    137.7

     Results of Operations.

     Calendar Year Ended December 31, 1993. Sales for the year ended December 31, 1993 increased 14% from the year ending December 31, 1992 due primarily to the Registrant's intensified marketing efforts and improvement in the national economy. Cost of sales as a percentage of sales decreased from 83.2% to 81.5% due to the Registrant's improvements in manufacturing efficiency. Selling, general and administrative expenses as a percentage of sales decreased from 13.3% in 1992 to 12.9% in 1993 due to the combined effect of increased sales volume and management's cost control efforts.

     Calendar Year Ended December 31, 1994. Sales for the year ended December 31, 1994 increased 18.9% from the year ending December 31, 1993 due primarily to the Registrant's intensified marketing efforts and continued improvement in the national economy, particularly improvement in light truck sales. Cost of sales as a percentage of sales decreased from 81.5% to 77.4% due to volume efficiencies and the Registrant's continued program of upgrading manufacturing equipment and refining production methods. Selling, general and administrative expenses as a percentage of sales increased from 12.9% in 1993 to 13.3% in 1994 primarily due to increases in insurance costs and payroll-related expenses.

     Calendar Year Ended December 31, 1995. Sales for the year ended December 31, 1995 increased 8.7% from the year ending December 31, 1994 due primarily to the Registrant's continued marketing efforts and strong national light truck sales. Cost of sales increased from 77.4% to 79.8% due to sharp increases in material costs during the third and fourth quarters of 1995. In late 1995 and in January 1996, material costs began to decline and have since returned to previous levels. Selling, general and administrative expenses as a percentage of sales increased from 13.3% in 1994 to 13.8% in 1995 primarily due to increases in insurance costs and payroll-related expenses. Additionally, during 1995, approximately $240,000 of office improvements and repairs were incurred of which $105,000 was expensed. Income tax expense for the year ended December 31, 1995 increased 7.3% from the year ending December 31, 1994 due to alternative minimum tax credits which were fully utilized during 1994.

     Liquidity and Capital Resources. The Registrant generated approximately $665,000 in cash from operations during the year ended December 31, 1995. The Registrant plans to fund future operations from cash on hand, cash from operations and by use of its credit facility which currently has an available line of credit of approximately $1,568,000 based upon the applicable borrowing base calculation. The Registrant's line of credit expires in April 1997. The Registrant also has an unused agreement with a bank to borrow up to $1,500,000 to finance equipment purchases.

     The Registrant has entered into an agreement with an equipment manufacturer to purchase metal processing equipment at an approximate cost of $1,125,000.
The equipment is scheduled to be delivered and installed in June 1996. The purchase agreement requires the Registrant to make periodic installment into an escrow account. As of December 31, 1995, the Registrant has made a 10% down payment of approximately $112,000 that is being held in the escrow account. The Registrant intends to use its available credit facilities to fund the remaining 90% of the purchase price as the installments become due in 1996.

     The Registrant presently has no other material commitments for capital expenditures and foresees no present need to raise external funds for these or other purposes in view of its current cash position.

     Inflation. The Registrant's business is relatively labor intensive, and the Registrant purchases supplies and components from third parties. Nevertheless, the Registrant has generally been able to raise its prices sufficiently to offset any adverse effects of inflation. During the year ended December 31, 1993, the Registrant increased its prices for certain tool boxes. During the year ended December 31, 1994, the Registrant increased prices on its cranes. During the year ended December 31, 1995, the Registrant increased prices on its service bodies, tool boxes and winches. During January 1996, the Registrant increased prices on all of its products. The Registrant cannot predict any possible future effects of inflation on its operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report. Reference is made to the index on page 16 preceding the Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors and executive officers of the Registrant.


     Name                Age            Position               Served As A
                                                             Director Since

Thomas C. Rawson         43      Chairman of the Board,    September 18, 1987
                                  Director and Chief
                                   Executive Officer

Catherine A. Rawson      71     Director, President and    September 18, 1987
                                  Principal Financial
                                       Officer

Pamela Y. Rawson         39            Director          September 18, 1987 (1)

Farrell G. Huber, Jr.    63            Director              July, 1983 (2)

George W. Fazakerly      54            Director            September 21, 1987

Allen F. Rhodes          71            Director            September 21, 1987

Joseph M. Scheer         69            Director              April 10, 1991

Fredrick C. Wamhoff      38        Vice President-
                                    Manufacturing
                                    Operations and
                                      Secretary

Richard F. Koenig        52        Vice President-
                                 Information Systems

     (1) Except for the period September 21, 1987 to October 17, 1989.
     (2) Except for the period September 18, 1987 to September 21, 1987.

     Thomas C. Rawson co-founded Rawson Industries, Inc. ("Rawson") in 1978 with his father, the late Clare J. Rawson, his mother, Catherine A. Rawson, and his wife, Pamela Y. Rawson. He holds a law degree from Thomas M. Cooley School of Law in Michigan and a Bachelor of Science Degree from Michigan State University. Mr. Rawson was admitted to the State Bar of Texas in 1979. Mr. Rawson served as a Director and President of the Registrant from September 18, 1987 to October 17, 1989, when he was elected Chairman of the Board and Chief Executive Officer.

     Catherine A. Rawson co-founded Rawson in 1978. Prior to joining Rawson, she was employed as a Test Administrator for the Michigan Civil Service Commission and prepared and administered bookkeeping records for various family-owned businesses. Mrs. Rawson received an Associate Arts Degree from Pierce College in 1965. Mrs. Rawson served as Treasurer and a Director of Rawson from 1978 to 1987 and Treasurer and Vice President of Administration of the Registrant from September 18, 1987 to October 17, 1989. She is currently President, Principal Financial Officer and a Director of the Registrant.

     Pamela Y. Rawson co-founded Rawson in 1978 after earning a Bachelor of Science degree in Social Studies from Michigan State University. She served as Secretary and a Director of Rawson and a Director of the Registrant from September 18, 1987 to September 21, 1987. She was re-elected to the Board of Directors of the Registrant on October 17, 1989.

     Farrell G. Huber, Jr. is Chairman of the Board of Directors of Houston-Huber, Inc., an investment company. He also served as Chairman of the Board and Chief Executive Officer of Huber Construction Co. and Able Supply Company, companies engaged in furnace and refractory materials manufacturing and installation, before their sale in 1986. Mr. Huber is also a Director of Keystone International, Inc.

     George W. Fazakerly is a partner in the Dallas law firm of Vial, Hamilton, Koch & Knox. He specializes in corporate and securities matters and received his Juris Doctor Degree from Southern Methodist University in 1969. He has been a partner with Vial, Hamilton, Koch & Knox since 1974.

     Allen F. Rhodes is currently Chairman of the Silver Fox Advisors, a business consulting firm. He was President of Arnco Technology, a metallurgical research company, from 1991 to 1993, and President and Chief Executive Officer of Anglo Energy, Ltd. from 1983 to 1986. Mr. Rhodes is also a Director of Keystone International, Inc.

     Joseph M. Scheer is currently a management consultant and personal investor. He is also a Director of Microsemi Corporation, a semiconductor manufacturer headquartered in Santa Ana, California. He was a Director of Laserform Inc., a prototype parts manufacturer in Auburn Hills, Michigan from 1989 to 1994.

     Fredrick C. Wamhoff joined Rawson in 1984. Prior thereto, Mr. Wamhoff was in the private practice of law in Lansing, Michigan. He attended Michigan State University and was graduated in 1979 with a Bachelor of Arts Degree. He received his Juris Doctor Degree from Marquette University in 1982. Mr. Wamhoff has been a member of the Michigan and Wisconsin Bars since 1982 and the Texas Bar since 1986.

     Richard F. Koenig began his career with the Registrant in 1967 and has served the Registrant in many and various functions including Manager of Engineering and Data Processing, and General Manager of the Registrant's winch and crane manufacturing facilities. Mr. Koenig has been a key member of the Registrant's upper management team since September 17, 1987 and was elected Vice President-Information Systems on January 18, 1994.

     Each Director holds office until the next annual meeting of Shareholders of the Registrant and until his successor is duly elected and qualified. Officers of the Registrant are elected by, and serve at, the discretion of the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, in summary fashion, the compensation paid or accrued for the last three (3) fiscal years to each of the most highly compensated executive officers of the Registrant whose annual rate of remuneration exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                               Long Term Compensation
                  Annual Compensation              Awards       Payouts
(a)           (b)     (c)      (d)     (e)      (f)       (g)     (h)     (i)
                                      Other
Name                                 Annual  Restricted                All Other
and                                  Compen-   Stock   Options/  LTIP    Compen-
Principal           Salary    Bonus  sation   Award(s)   SARs   Payouts  sation
Position<F1> Year     ($)      ($)     ($)      ($)       (#)     ($)     ($)

Thomas C.    1995   151,200   2,000     0        0         0       0       0
Rawson,      1994   148,533   2,000     0        0         0       0       0
C.E.O.       1993   135,258   1,050     0        0         0       0       0

Catherine    1995   151,500   2,000     0        0         0       0       0
A.           1994   142,913   2,000     0        0         0       0       0
Rawson,      1993   135,258   1,050     0        0         0       0       0
President

<F1>
No other officers received compensation in excess of $100,000 during the last three (3) fiscal years.

     The Registrant currently has no stock option plans.  During the last three
(3) fiscal years the Registrant granted no stock options or stock appreciation rights ("SAR") to any of its employees or directors; further, during the last three (3) fiscal years no SAR or stock options were exercised by any of the Registrant's employees or directors. The Registrant made no awards of long term incentive plans to any employee or director of the Registrant in the last three
(3) fiscal years. The Registrant has no written employment contracts with any executive officer of the Registrant and has no compensatory plan or arrangement with any executive officer which provides for compensation as a result of the resignation, retirement or termination of employment of an executive officer, or as a result of change in control of the Registrant.


Compensation of Directors

     Of the seven directors of the Registrant, four are "outside" directors or non-employees of the Registrant. Each outside director receives a fee of $500 for attendance at meetings of the Board of Directors. The three "inside" directors receive no fee for attendance at meetings of the Board of Directors. In addition, of the four outside directors, two live outside of the Houston area and receive reimbursement for travel expenses incurred in connection with attendance of meetings of the Board of Directors. The Board of Directors of the Registrant has not formed any committees. The following table sets forth the amounts received by each of the four outside directors during the last fiscal year, including travel expense reimbursement.

      Name                    Directors' Fees              Travel Reimbursement

Farrell G. Huber, Jr.             $2,000                      Not Applicable
George W. Fazakerly,              $2,000                           $898
Allen F. Rhodes                   $2,000                      Not Applicable
Joseph M. Scheer                  $2,000                         $1,749

     During 1995, the Registrant paid Joseph M. Scheer $6,400 for management, marketing and financial services rendered by him for the Registrant. Under the terms of such arrangement Mr. Scheer bills the Registrant $100 per hour for his services and is reimbursed for out-of-pocket expenses incurred by him in connection with the services provided under the arrangement. During 1995, the out-of-pocket reimbursement paid to Mr. Scheer was $321.

     During 1995, the Registrant paid Allen F. Rhodes $1,070 for management consulting services rendered by him for the Registrant. Under the terms of such arrangement Mr. Rhodes bills the Registrant $100 per hour for his services.

     Prior to 1994, Pamela Y. Rawson was a non-employee director of the Registrant. During 1994, Ms. Rawson became a part-time employee of the Registrant and serves as a payroll administrator. During 1995, the Registrant's compensation paid to Ms. Rawson consisted of hourly wages totaling $11,857.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF THE REGISTRANT

     The following table shows the number and percentage of shares of Common Stock of the Registrant that may be deemed to be beneficially owned as of February 21, 1996, by (i) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Registrant, (ii) each director and nominee for director of the Registrant who owns shares of Common Stock of the Registrant and (iii) all directors, nominees, and officers as a group. The persons listed below have the sole power to vote and to dispose of the shares beneficially owned by them except as otherwise indicated below.

                                    Shares of Common
                                   Stock Beneficially
                                      Owned As Of               Percentage of
     Name                           February 21, 1996            Class Owned
Floyd A. Cailloux
P.O. Box 1952
Kerrville, TX 78028                      282,214 <F1>                 7.2

Kennedy Capital Management, Inc.
425 N. New Ballas Road
Suite 181
St. Louis, MO 63141                      251,500                      6.5

Farrell G. Huber, Jr.
2301 Central Parkway
Houston, TX 77092                          1,562                      0 <F2>

Catherine A. Rawson
2301 Central Parkway
Houston, TX 77092                      1,161,261                     60.0 <F3>

Thomas C. Rawson
2301 Central Parkway
Houston, TX 77092                      1,180,800                     60.0 <F3>

Pamela Y. Rawson
2301 Central Parkway
Houston, TX 77092                      1,180,800                     60.0 <F3>

Allen F. Rhodes
2301 Central Parkway
Houston, TX 77092                         12,197                      0 <F2>

Joseph M. Scheer
2301 Central Parkway
Houston, TX 77092                         85,000                      2.2

All directors and officers
as a group                             2,443,883                     62.6

<F1>
Includes 273,415 shares held by entities controlled by Mr. Cailloux and includes 8,799 shares held by a charitable remainder trust of which Mr. Cailloux is a lifetime beneficiary.
<F2>
Represents less than 1% of the issued and outstanding shares.
<F3>
Catherine A. Rawson, Thomas C. Rawson and Pamela Y. Rawson constitute a "group" as such term is defined under applicable regulations of the Security and Exchange Commission. Therefore, the share ownership percentage of the entire group is listed by each individual's name. In the case of Thomas C. Rawson and Pamela Y. Rawson ownership of shares held or to be held by either such person are assumed to be beneficially owned by such other person due to their marital relationship.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Index to Financial Statements:
                                                                       Page
                                                                     Reference

        Report of Independent Accountants                              F-1
        Balance Sheets as of December 31, 1995 and 1994                F-2
        For the years ended December 31, 1995, 1994 and 1993, the
           Statements of Income                                        F-3
           Statements of Shareholders' Equity                          F-4
           Statements of Cash Flows                                    F-5
        Notes to Financial Statements                                  F-6

    2. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, which are not presented, are not required under the related instructions or are inapplicable, and therefore have been omitted.

    3.  The following exhibits are filed with this report:

                                                          Page Number
                                                          In This Filing
                                                          or Incorporation
        Exhibit Number and Description                    By Reference to

        (2)  Plan of Acquisition, Reorganization,
             Arrangement, Liquidation or Succession*

        (3)  Articles of Incorporation and Bylaws
             3.1  Restated Articles of Incorporation      Exhibit 3.1***

             3.2  Amended and Restated Bylaws             Exhibit 3.2***

        (4)  Instruments defining the rights of           Exhibit 4 to Koenig's
             security holders, including indentures       Registration on Form
                                                          10, as amended, under
                                                          the Securities
                                                          Exchange
                                                          Act of 1934.
        (9)  Voting trust agreement*

       (10)  Material Contracts
             10.1  Koenig, Inc. Profit-Sharing
                   Plan and Trust                         Exhibit 10.1**
             10.2  Koenig, Inc. 1983 Stock
                   Option Plan                            Exhibit 10.2**
             10.3  Koenig, Inc. Restricted Stock Plan     Exhibit 10.3**
             10.4  Loan Agreement dated
                   September 22, 1987                     Exhibit 10.4***
             10.5  Agreement of Sale and Purchase
                   of Houston Plant Facility with
                   conformed exhibits                     Exhibit 10.5****
             10.6  Loan Agreement dated
                   January 29, 1990                       Exhibit 10.6*****
             10.7  First Amendment to Letter Loan
                   Agreement dated March 31, 1991         Exhibit 10.7******
             10.8  Second Amendment to Letter Loan
                   Agreement dated May 21, 1991           Exhibit 10.8******
             10.9  Third Amendment to Letter Loan
                   Agreement dated March 24, 1992         Exhibit 10.9*******
             10.10 Fourth Amendment to Letter Loan
                   Agreement dated April 30, 1993         Exhibit 10.10********
             10.11 Fifth Amendment to Letter Loan
                   Agreement dated May 21, 1993           Exhibit 10.11********
             10.12 Sixth Amendment to Letter Loan
                   Agreement dated April 30, 1994         Exhibit 10.12*********
             10.13 Amended and Restated Letter Loan
                   Agreement dated April 21, 1995         Exhibit 10.13
             10.14 First Amendment to Amended and
                   Restated Letter Loan Agreement,
                   Promissory Note (Advancing Term) and
                   Amended and Restated Security
                   Agreement dated September 21, 1995     Exhibit 10.14

       (11)  Statement re: computation of
             per share earnings*
       (12)  Statement re: computation of ratios*
       (13)  Annual report to security holders*
       (18)  Letter re: change in accounting principles*
       (21)  Subsidiaries of the registrant*
       (22)  Published report regarding
             matters submitted to vote
             of security holders*
       (23)  Consents of experts and counsel*
       (24)  Power of attorney*
       (27)  Financial Data Schedule                      Exhibit 27
       (28)  Information from reports furnished
             to state insurance regulatory
             authorities*
       (99)  Additional Exhibits*

*            Inapplicable.
**           Included in the Registrant's Form 10-K for the year ended September
               30, 1983.
***          Included in the Registrant's Form 10-K for the year ended September
               30, 1987.
****         Included in the Registrant's Form 10-K for the year ended September
               30, 1988.
*****        Included in the Registrant's Form 10-K for the year ended December
               31, 1990.
******       Included in the Registrant's Form 10-K for the year ended December
               31, 1991.
*******      Included in the Registrant's Form 10-K for the year ended December
               31, 1992.
********     Included in the Registrant's Form 10-K for the year ended December
               31, 1993.
*********    Included in the Registrant's Form 10-K for the year ended December
               31, 1994.


(b)  Reports on Form 8-K.

     No reports were filed on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Houston, Texas, on the 19th day of March 1996.

                                         Rawson-Koenig, Inc.


                                         By:/s/ Thomas C. Rawson
                                            --------------------
                                            Thomas C. Rawson

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated:

    Signature                         Title                       Date


/s/ Thomas C. Rawson              Chairman of the            March 19, 1996
-------------------------         Board, Director and
Thomas C. Rawson                  Chief Executive Officer

/s/ Catherine A. Rawson           Director, President        March 21, 1996
-------------------------         and Principal Financial
Catherine A. Rawson               Officer

/s/ Leslie T. Horvath             Controller                 March 19, 1996
-------------------------
Leslie T. Horvath

/s/ George W. Fazakerly           Director                   March 25, 1996
-------------------------
George W. Fazakerly

/s/ Farrell G. Huber, Jr.         Director                   March 20, 1996
-------------------------
Farrell G. Huber, Jr.

/s/ Pamela Y. Rawson              Director                   March 21, 1996
-------------------------
Pamela Y. Rawson

/s/ Allen F. Rhodes               Director                   March 21, 1996
-------------------------
Allen F. Rhodes

/s/ Joseph M. Scheer              Director                   March 19, 1996
-------------------------
Joseph M. Scheer

                              FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Rawson-Koenig, Inc.

  We have audited the accompanying balance sheets of Rawson-Koenig, Inc. as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rawson-Koenig, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.
Houston, Texas
February 2, 1996

                              RAWSON-KOENIG, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                             1995       1994
                                                          ---------- ----------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  315,412 $  193,026
  Accounts receivable, trade (net of allowance for
   doubtful accounts of $40,000 in 1995 and 1994)........  1,713,511  1,608,555
  Inventories............................................  3,615,265  3,565,329
  Prepayments and other..................................    173,960    164,232
                                                          ---------- ----------
    Total current assets.................................  5,818,148  5,531,142
Property, plant and equipment, net.......................  3,893,266  3,557,452
Other assets.............................................    112,412
                                                          ---------- ----------
      Total assets....................................... $9,823,826 $9,088,594
                                                          ========== ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................... $  215,253 $  203,626
  Current portion of capital lease obligation............     27,025     29,672
  Accounts payable.......................................    437,681    650,878
  Accrued expenses.......................................    884,326    837,151
  Income taxes payable...................................     61,000    233,459
                                                          ---------- ----------
    Total current liabilities............................  1,625,285  1,954,786
Long-term debt, less current portion.....................  2,095,124  1,828,859
Capital lease obligation, less current portion...........                27,025
                                                          ---------- ----------
    Total liabilities....................................  3,720,409  3,810,670
                                                          ---------- ----------
Commitments and contingencies (Note 7)
Shareholders' equity:
  Preferred stock, $10 par value, 1,000,000 shares
   authorized, none issued
  Common stock, no par, $1,000 stated value, 5,000,000
   shares authorized, 3,901,190 shares issued and
   outstanding at December 31, 1995 and 1994.............      1,000      1,000
  Additional paid-in capital.............................  4,529,120  4,529,120
  Retained earnings......................................  1,573,297    747,804
                                                          ---------- ----------
    Total shareholders' equity...........................  6,103,417  5,277,924
                                                          ---------- ----------
      Total liabilities and shareholders' equity......... $9,823,826 $9,088,594
                                                          ========== ==========

    The accompanying notes are an integral part of the financial statements.

                              RAWSON-KOENIG, INC.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                            1995         1994         1993
                                         -----------  -----------  -----------
Sales................................... $18,682,075  $17,184,557  $14,449,688
Cost of sales...........................  14,903,247   13,300,320   11,777,024
                                         -----------  -----------  -----------
    Gross profit........................   3,778,828    3,884,237    2,672,664
Selling, general and administrative
expenses................................   2,585,773    2,281,899    1,857,857
                                         -----------  -----------  -----------
    Income from operations..............   1,193,055    1,602,338      814,807
Other income (expense):
  Interest expense......................    (194,436)    (210,891)    (255,649)
  Other, net............................     193,874       92,330       85,760
                                         -----------  -----------  -----------
    Income before provision for income
     taxes..............................   1,192,493    1,483,777      644,918
                                         -----------  -----------  -----------
Provision for income taxes:
  Federal...............................     306,000      267,000      118,500
  State.................................      61,000       75,000       46,000
                                         -----------  -----------  -----------
                                             367,000      342,000      164,500
                                         -----------  -----------  -----------
    Net income.......................... $   825,493  $ 1,141,777  $   480,418
                                         ===========  ===========  ===========
    Net income per share................ $       .21  $       .29  $       .12
                                         ===========  ===========  ===========
Average shares outstanding..............   3,901,190    3,901,190    3,901,190
                                         ===========  ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                              RAWSON-KOENIG, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                       RETAINED
                           COMMON STOCK   ADDITIONAL   EARNINGS       TOTAL
                         ----------------  PAID-IN   (ACCUMULATED SHAREHOLDERS'
                          SHARES   AMOUNT  CAPITAL     DEFICIT)      EQUITY
                         --------- ------ ---------- ------------ -------------
Balance, December 31,
 1992................... 3,901,190 $1,000 $4,529,120  $ (874,391)  $3,655,729
Net income..............                                 480,418      480,418
                         --------- ------ ----------  ----------   ----------
Balance, December 31,
 1993................... 3,901,190  1,000  4,529,120    (393,973)   4,136,147
Net income..............                               1,141,777    1,141,777
                         --------- ------ ----------  ----------   ----------
Balance, December 31,
 1994................... 3,901,190  1,000  4,529,120     747,804    5,277,924
Net income..............                                 825,493      825,493
                         --------- ------ ----------  ----------   ----------
Balance, December 31,
 1995................... 3,901,190 $1,000 $4,529,120  $1,573,297   $6,103,417
                         ========= ====== ==========  ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                              RAWSON-KOENIG, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               1995         1994       1993
                                            -----------  ----------  ---------
Cash flows from operating activities:
 Net income................................ $   825,493  $1,141,777  $ 480,418
                                            -----------  ----------  ---------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization............     470,156     454,292    448,032
  Loss (gain) on sale of property, plant
   and equipment...........................     (15,500)     10,480     (2,033)
  Change in assets and liabilities:
   Increase in accounts receivable.........    (104,956)   (363,771)  (209,384)
   Increase in inventories.................     (49,936)   (498,925)  (263,166)
   Increase in prepayments and other.......      (9,728)    (53,083)    (4,927)
   Increase in other assets................    (112,412)
   Increase (decrease) in accounts payable.    (213,197)    116,901     62,240
   Increase in accrued expenses............      47,175     132,528    207,127
   Increase (decrease) in income taxes
    payable................................    (172,459)    159,774     50,633
                                            -----------  ----------  ---------
    Total adjustments......................    (160,857)    (41,804)   288,522
                                            -----------  ----------  ---------
    Net cash provided by operating
     activities............................     664,636   1,099,973    768,940
                                            -----------  ----------  ---------
Cash flows from investing activities:
  Purchase of property, plant, and
   equipment...............................    (805,970)   (236,915)  (370,767)
  Proceeds from sale of property, plant,
   and equipment...........................      15,500       1,955      3,297
                                            -----------  ----------  ---------
    Net cash used by investing activities..    (790,470)   (234,960)  (367,470)
                                            -----------  ----------  ---------
Cash flows from financing activities:
  Proceeds from note payable...............   1,544,605     250,000    300,000
  Payments on note payable.................  (1,063,000)   (800,000)  (400,000)
  Payments on long-term debt...............    (203,713)   (262,007)  (231,626)
  Payments on capital lease obligation.....     (29,672)    (26,926)   (24,434)
                                            -----------  ----------  ---------
    Net cash provided (used) by financing
     activities............................     248,220    (838,933)  (356,060)
                                            -----------  ----------  ---------
Net increase in cash and cash equivalents..     122,386      26,080     45,410
Cash and cash equivalents at beginning of
 year......................................     193,026     166,946    121,536
                                            -----------  ----------  ---------
Cash and cash equivalents at end of year... $   315,412  $  193,026  $ 166,946
                                            ===========  ==========  =========

    The accompanying notes are an integral part of the financial statements.

                              RAWSON-KOENIG, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF ORGANIZATION:

  Rawson-Koenig, Inc. (the "Company"), a Texas corporation, designs, manufactures, and markets certain equipment for light trucks. Its chief products are truck tool boxes, truck service bodies, winches and truck-mounted cranes.

  The Company sells its products to customers in the truck equipment industry located throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Net Income Per Share

  Net income per share is computed on the basis of the weighted average number of shares of common stock outstanding during the year.

 Cash and Cash Equivalents

  For purposes of the statement of cash flows, the Company considers any highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

 Inventories

  Inventories are valued at the lower of cost or market. Cost, which includes material, labor and manufacturing overhead, is determined by the first-in, first-out (FIFO) method and, at December 31, 1995 and 1994, consisted of the following:

                                                              1995       1994
                                                           ---------- ----------
      Raw materials....................................... $1,262,869 $1,525,930
      Work in process.....................................  1,609,002  1,264,910
      Finished goods......................................    743,394    774,489
                                                           ---------- ----------
                                                           $3,615,265 $3,565,329
                                                           ========== ==========

 Tooling Costs

  The costs of constructing tools and dies for use in manufacturing are capitalized and depreciated over four years using the straight-line method. These costs are included in machinery and equipment.

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost and include improvements that significantly add to productive capacity or extend useful lives. Costs of maintenance and repairs are charged to expense. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the gain or loss, if any, is reflected in operations.

                              RAWSON-KOENIG, INC.

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1995, 1994 and 1993, amounted to $470,156, $454,292 and $444,493, respectively.

  Property, plant and equipment at December 31, 1995 and 1994, consisted of the following:

                                                          1995         1994
                                                       -----------  -----------
      Land............................................ $   680,000  $   575,000
      Buildings.......................................   3,014,778    2,730,149
      Machinery and equipment.........................   4,792,240    4,429,980
      Furniture and fixtures..........................     385,703      334,480
      Vehicles........................................     110,974      173,531
      Machinery and equipment under capital lease.....     130,230      130,230
                                                       -----------  -----------
                                                         9,113,925    8,373,370
      Accumulated depreciation and amortization.......  (5,220,659)  (4,815,918)
                                                       -----------  -----------
                                                       $ 3,893,266  $ 3,557,452
                                                       ===========  ===========

  Included in accumulated depreciation and amortization at December 31, 1995 and 1994, is $72,102 and $54,799, respectively, of accumulated amortization on machinery and equipment acquired under a capital lease agreement.

 Income Taxes

  Income taxes are computed under the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by using enacted tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be realized or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in net earnings in the period in which the tax rate change was enacted. The Company establishes a valuation allowance when it is more likely than not that a deferred tax asset will not be recovered.

 Management Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

 Reclassifications

  Certain 1993 amounts have been reclassified to conform with the December 31, 1995 and 1994 presentations. These reclassifications had no effect on total assets, total liabilities, total shareholders' equity, sales or net income.

3. ACCRUED EXPENSES:

  Accrued expenses at December 31, 1995 and 1994, include $400,000 for potential claims against the Company by its employees arising from injuries incurred in the normal course of business. During 1993, the Company accrued $100,000 for potential claims which were charged to cost of sales. Actual claims for medical expenses and lost time paid during the years ended December 31, 1995, 1994 and 1993 were $1,085, $7,570 and $44,302, respectively. In addition, during 1994 and 1993 the Company had stop-loss insurance for any individual claim in excess of $250,000. Effective May 1, 1994, the Company was fully insured under standard workers' compensation insurance for claims incurred after that date.

                              RAWSON-KOENIG, INC.

4. LONG-TERM DEBT:

  Long-term debt at December 31, 1995 and 1994, consisted of the following:

                                                           1995        1994
                                                        ----------  ----------
      Revolving line of credit in the amount of
       $2,200,000 with a bank, which matures April 30,
       1997. Interest is payable monthly at the bank's
       prime rate (8.5% at December 31, 1995).
       Borrowings under the agreement are restricted
       to certain percentages of accounts receivable
       and inventories................................  $  631,605  $  150,000
      Real estate loan payable to a bank, due in
       monthly payments of $22,047, including interest
       at 8.5% per year, with the unpaid balance due
       May 2000.......................................   1,445,618   1,579,370
      Installment loan payable to a bank, due in
       monthly payments of $5,830, plus interest at
       the bank's prime rate (8.5% at December 31,
       1995), with the unpaid balance due April 1999..     233,154     303,115
                                                        ----------  ----------
                                                         2,310,377   2,032,485
      Current portion of long-term debt...............    (215,253)   (203,626)
                                                        ----------  ----------
      Long-term portion...............................  $2,095,124  $1,828,859
                                                        ==========  ==========

  During the period January 1, 1994 through April 30, 1994, the Company's short-term borrowings under the line of credit averaged $704,167, with a weighted average interest rate of 6.63%. Effective April 30, 1994, the line of credit was reclassified to long-term as the maturity date was extended to April 1996.

  Effective April 21, 1995, the Company amended and restated its loan agreement with its primary lender. The restated agreement extended the maturity date of the line of credit to April 30, 1997, and reduced the interest rate on amounts outstanding under the line of credit to the bank's prime rate of interest. The restated agreement also lowered the rate of interest on the Company's installment loan to the bank's prime rate.

  During 1994, the Company entered into an advancing term equipment loan agreement with a bank which provided for loan advances for equipment purchases of up to $500,000 through April 30, 1995. Effective September 21, 1995, the agreement was amended to allow the Company to borrow up to $1,500,000 to finance equipment purchases through August 31, 1996. Any borrowings outstanding under the agreement as of August 31, 1996, will be converted to a five year term loan that will be due in sixty equal monthly principal payments beginning September 30, 1996 plus interest at the bank's prime rate. As of December 31, 1995, there were no amounts outstanding under this facility.

  The line of credit agreement and other bank debt contain various restrictive covenants which include, among other things, maintenance of a minimum tangible net worth and minimum working capital, restrictions on property, plant and equipment additions and additional indebtedness, and requirements to maintain certain financial ratios. All loans from the bank are collateralized by accounts receivable, inventories, equipment and Houston real estate.

                              RAWSON-KOENIG, INC.

  Future maturities of long-term debt are as follows:

      YEAR ENDING DECEMBER 31,
      ------------------------
        1996......................................................... $  215,253
        1997.........................................................    860,244
        1998.........................................................    242,867
        1999.........................................................    211,686
        2000.........................................................    780,327
                                                                      ----------
                                                                      $2,310,377
                                                                      ==========

  Cash paid for interest was $194,578, $211,372 and $253,879 for the years ended December 31, 1995, 1994 and 1993, respectively.

5. INCOME TAXES:

  The composition of deferred tax assets and liabilities and the related tax effects at December 31, 1995 and 1994, was as follows:

                                            1995                  1994
                                    --------------------- ---------------------
                                     CURRENT   NONCURRENT  CURRENT   NONCURRENT
                                    ---------  ---------- ---------  ----------
Deferred tax assets:
  Tax assets which have been
   expensed for book purposes...... $  29,703             $  28,043
  Accrued expenses deductible when
   paid for tax....................   148,000               144,500
  Net operating loss carryforwards.    62,335   $176,954     62,335  $ 239,289
  Investment tax credit
   carryforwards...................               15,000     15,000
                                    ---------   --------  ---------  ---------
    Total deferred tax assets......   240,038    191,954    249,878    239,289
Deferred tax liabilities:
  Property, plant and equipment ba-
   sis.............................              146,546               124,812
                                    ---------   --------  ---------  ---------
Net deferred tax assets before
valuation allowance................   240,038     45,408    249,878    114,477
Valuation allowance................  (240,038)   (45,408)  (249,878)  (114,477)
                                    ---------   --------  ---------  ---------
    Net deferred tax assets........ $     -     $    -    $     -    $     -
                                    =========   ========  =========  =========

  Changes during 1995, 1994 and 1993 in the valuation allowance account applicable to net deferred tax assets were as follows:

                                                  1995       1994       1993
                                                ---------  ---------  ---------
Beginning balance.............................   $364,355  $ 655,976  $ 586,286
Increase (decrease) due to change in assets
 expensed for book purposes...................      1,660    (85,226)
Increase due to change in accrued expenses
 deductible when paid for tax.................      3,500      7,408     34,430
Increase (decrease) due to change in property,
 plant and equipment basis....................    (21,734)    (1,247)   145,424
Increase (decrease) due to change in
 alternative minimum tax credit carryforwards.              (125,500)   118,500
Decrease due to use of net operating loss
carryforwards.................................    (62,335)   (87,056)  (228,664)
                                                ---------  ---------  ---------
                                                $ 285,446  $ 364,355  $ 655,976
                                                =========  =========  =========

                              RAWSON-KOENIG, INC.

  The differences between the federal income tax provision and the amount that would result if the federal statutory rate of 34% were applied to pretax financial income for 1995, 1994 and 1993 were as follows:

                               1995              1994               1993
                         ----------------- ------------------ ------------------
                          AMOUNT   PERCENT  AMOUNT    PERCENT  AMOUNT    PERCENT
                         --------  ------- ---------  ------- ---------  -------
Federal income tax
 provision at the
 statutory rate......... $405,448   34.0%  $ 504,484   34.0%  $ 219,272    34.0%
Utilization of net
 operating loss
 carryforwards..........  (62,335)  (5.2)    (87,056)  (5.9)   (228,664)  (35.5)
Alternative minimum tax.                                        118,500    18.4
Utilization of
 alternative minimum tax
 credit carryforwards...   (4,013)  (0.4)   (125,500)  (8.4)
State income tax, net of
 federal benefit........   40,260    3.4      49,500    3.3      30,360     4.7
Change in valuation
 allowance, net of
 alternative minimum tax
 and utilization of net
 operating loss and
 alternative minimum tax
 credit carryforwards...  (16,574)  (1.4)      3,092    0.2      23,711     3.7
Other...................    4,214    0.4      (2,520)  (0.2)      1,321     0.2
                         --------   ----   ---------   ----   ---------   -----
                         $367,000   30.8%  $ 342,000   23.0%  $ 164,500    25.5%
                         ========   ====   =========   ====   =========   =====

  At December 31, 1995, the Company had approximate tax net operating loss and tax credit carryforwards available to offset future taxable income as follows:

                                            NET OPERATING LOSS
                                               CARRYFORWARDS
                                           ---------------------
                                                     ALTERNATIVE
                                              TAX    MINIMUM TAX  INVESTMENT
                                           REPORTING  REPORTING   TAX CREDIT
   EXPIRATION YEAR ENDING DECEMBER 31,     PURPOSES   PURPOSES   CARRYFORWARDS
   -----------------------------------     --------- ----------- -------------
   1998...................................                          $ 6,000
   1999...................................                            9,000
   2001................................... $530,000   $530,000
   2002...................................   58,000     58,000
   2003...................................   58,000     58,000
   2004...................................   58,000     58,000
                                           --------   --------      -------
                                           $704,000   $704,000      $15,000
                                           ========   ========      =======

  Utilization of net operating loss carryforwards is limited under the alternative minimum tax rules. Additionally, special limitations exist under the tax law which may restrict the utilization of the regular tax and alternative minimum tax net operating loss carryforwards.

  Pursuant to the Tax Reform Act of 1986, unexpired investment tax credit carryforwards have been reduced by 35%.

  Cash paid for income taxes was $575,773, $182,226 and $113,867 for the years ended December 31, 1995, 1994 and 1993, respectively.

                              RAWSON-KOENIG, INC.

6. RELATED PARTY TRANSACTIONS:

  During 1995 and 1994, the Company paid $7,470 and $5,500, respectively, to directors for consulting fees. In addition, the Company made payments for legal services provided by the law firm of a director in the amount of $49,217, $30,990 and $49,624 for the years ended December 31, 1995, 1994 and 1993, respectively. Accrued amounts payable to this law firm at December 31, 1995 and 1994 were $29,079 and $25,000, respectively.

7. COMMITMENTS AND CONTINGENCIES:

  The Company is engaged in various claims and litigation arising from its operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a significant effect upon the financial position or results of operations of the Company.

  The Company has entered into an agreement with an equipment manufacturer to purchase metal processing equipment at an approximate cost of $1,125,000. The equipment is scheduled to be delivered and installed in June 1996. The purchase agreement requires the Company to make installment payments into an escrow account as the machine is being built. An escrow payment of $112,412 made in October 1995 is included in the balance sheet as other assets at December 31, 1995. The Company made an escrow payment of $112,412 in January 1996 and estimates that an escrow payment of $787,500 will be due in June 1996. The escrowed amounts will transfer to the manufacturer after the machine is installed. A final payment of approximately $112,500 is due to the manufacturer after the machine is fully operational.