Form 10-Q
period 1996-03-31
RAWSON KOENIG INC
filed 1996-04-24
CIK 725014

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended:                                Commission File No.:
    March 31, 1996                                          0-12392

                            RAWSON-KOENIG, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Texas                                            74-1957377
- -------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


           2301 Central Parkway, Houston, Texas            77092
          ------------------------------------------------------
          (Address of principal executive offices)    (Zip Code)

                              (713) 688-4414
          ------------------------------------------------------
           (Registrant's telephone number, including area code)

                                    N/A
          ------------------------------------------------------
           (Former name, former address, and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: X      No:
    ---        ---

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the Registrant's common stock as of March 31, 1996: 3,901,190 shares of common stock.

                                  PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Rawson-Koenig, Inc.
                         Condensed Balance Sheets
                                (Unaudited)

                              (in thousands)

                                               March 31,    December 31,
                                                 1996           1995
                                               ---------    ------------
Assets
- ------

Current assets:
   Cash and cash equivalents                    $   136        $   315
   Accounts receivable, net                       1,655          1,714
   Inventories:
     Raw material                                 1,280          1,263
     Work in process                              1,439          1,609
     Finished goods                                 741            743
   Prepayments and other                             67            174
                                                -------        -------
Total current assets                              5,318          5,818
                                                -------        -------
Property, plant and equipment, at cost:
   Land and buildings                             3,791          3,695
   Machinery and equipment                        5,457          5,419
   Accumulated depreciation and amortization     (5,338)        (5,221)
                                                -------        -------
Property, plant and equipment, net                3,910          3,893
                                                -------        -------
Other assets                                        225            113
                                                -------        -------
Total assets                                    $ 9,453        $ 9,824
                                                =======        =======


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Balance Sheets, continued
                                (Unaudited)

                   (in thousands, except share amounts)

                                               March 31,    December 31,
                                                 1996           1995
                                               ---------    ------------
Liabilities and Shareholders' Equity
- ------------------------------------

Current Liabilities:
   Current portion of long-term debt            $   219        $   215
   Current portion of capital lease
     obligation                                      19             27
   Accounts payable                                 500            438
   Accrued expenses                                 787            884
   Income taxes payable                             156             61
                                                -------        -------
Total current liabilities                         1,681          1,625

Long-term debt, less current portion              1,407          2,095
                                                -------        -------
Total liabilities                                 3,088          3,720
                                                -------        -------
Shareholders' equity:
   Preferred stock, $10 par value, 1,000,000
     shares authorized, none issued
   Common stock, no par, $1,000 stated value,
     5,000,000 shares authorized, 3,901,190
     shares issued and outstanding                    1              1
   Additional paid-in capital                     4,529          4,529
   Retained earnings                              1,835          1,574
                                                -------        -------
Total shareholders' equity                        6,365          6,104
                                                -------        -------
Total liabilities and shareholders' equity      $ 9,453        $ 9,824
                                                =======        =======


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Statements of Operations
                                (Unaudited)

   (in thousands, except per share data and average shares outstanding)

                                                   Three Months Ended
                                                        March 31,
                                                   1996           1995
                                                ---------      ---------
Sales                                           $   5,036      $   4,917
Cost of sales                                       3,868          3,778
                                                ---------      ---------
Gross profit                                        1,168          1,139

Selling, general and administrative expenses          736            660
                                                ---------      ---------
Income from operations                                432            479

Other income (expense):
   Interest expense                                   (44)           (45)
   Other, net                                           4             41
                                                ---------      ---------
Income before income taxes                            392            475

Income taxes:
   Federal                                            112            138
   State                                               19             23
                                                ---------      ---------
Net income                                      $     261      $     314
                                                =========      =========

Net income per share                            $     .07      $     .08
                                                =========      =========

Average shares outstanding                      3,901,190      3,901,190
                                                =========      =========


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Statements of Cash Flows
                                (Unaudited)

                              (in thousands)

                                                    Three Months Ended
                                                         March 31,
                                                    1996           1995
                                                   ------         ------
Cash flow from operating activities:
   Net income                                      $  261         $  314
                                                   ------         ------
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                   121            108
      Change in assets and liabilities, net           269           (235)
                                                   ------         ------
   Total adjustments                                  390           (127)
                                                   ------         ------
Net cash provided by operating activities             651            187

Cash flows from investing activities:
   Purchase of property and equipment, net           (138)           (87)

Cash flows from financing activities:
   Decrease in borrowings, net                       (692)           (59)
                                                   ------         ------
Net increase (decrease) in cash and cash
   equivalents                                       (179)            41
Cash and cash equivalents at beginning
   of period                                          315            193
                                                   ------         ------
Cash and cash equivalents at end
   of period                                       $  136         $  234
                                                   ======         ======

Supplemental cash flow disclosure:

   Income taxes paid                               $  -           $  150
                                                   ======         ======

   Interest paid                                   $   45         $   45
                                                   ======         ======

           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                  Notes to Condensed Financial Statements
                          March 31, 1996 and 1995
                                (Unaudited)

1.  Nature of Organization:

    Rawson-Koenig, Inc. (the "Registrant"), a Texas corporation, designs, manufactures and markets certain equipment for light trucks. Its chief products are truck tool boxes, truck service bodies, winches and truck mounted cranes.

2.  Basis for Preparation of the Condensed Financial Statements:

    The condensed financial statements for the three months ended March 31, 1996 and 1995, have been prepared by the Registrant and are unaudited. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted; however, the Registrant believes that the disclosures are adequate to make the information presented not misleading. All the adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods have been included. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report to Shareholders on Form 10-K.

3.  Income Taxes:

    The provisions for federal and state income tax for the three months ended March 31, 1996 and 1995, were computed by applying the estimated effective annual tax rate to income before income taxes.

4.  Debt Agreement:

    At March 31, 1996, the Registrant's $2,200,000 revolving line of credit agreement with a bank had a balance of zero.

5.  Commitment:

    The Registrant has entered into an agreement with an equipment manufacturer to purchase metal processing equipment at an approximate cost of $1,125,000. The equipment is scheduled to be delivered and installed in June 1996. The purchase agreement requires the Registrant to make installment payments into an escrow account as the machine is being built. As of March 31, 1996, the Registrant has made escrow payments totaling approximately $225,000 that are included as other assets in the balance sheet. It is estimated that the Registrant will make an escrow payment of approximately $787,500 in June 1996. A final payment of $112,500 will be due to the manufacturer after the machine is installed and operating to the satisfaction of the Registrant.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following table sets forth for the periods indicated (i) the percentages which certain items reflected in the statements of operations bear to total sales of the Registrant and (ii) the percentage increase (decrease) of such items as compared to the corresponding prior year period.

                                   Percentage of
                                       Sales
                                Three Months Ended       Percentage
                                    March 31,             Increase
                                1996          1995       (Decrease)
                                ----          ----       ----------
Sales                          100.0         100.0           2.4
Cost of sales                   76.8          76.8           2.4
Selling, general and
   administrative expenses      14.6          13.4          11.5
Interest expense                  .9            .9          (2.2)
Other, net                       (.1)          (.8)        (90.2)
                               -----         -----
Income before income taxes       7.8           9.7         (17.5)
Income taxes                     2.6           3.3         (18.6)
                               -----         -----
Net income                       5.2           6.4         (16.9)
                               =====         =====

Results of Operations

    Sales increased approximately $119,000 (2.4%) during the three months ended March 31, 1996, compared to the same period of 1995. The increase resulted primarily from a sales price increase that was effective in January 1996.

    Cost of sales as a percentage of sales remained constant at 76.8% for the three months ended March 31, 1996, compared to the same period of 1995. During the first three months of 1996, slight declines in material and labor costs as a percentage of sales were offset by increases in manufacturing overhead.

    Selling, general and administrative expenses increased 11.5% for the three months ended March 31, 1996, compared to the same period of 1995.
The increase was primarily due to increases in insurance costs and payroll-related expenses.

    Interest expense decreased 2.2% for the three months ended March 31, 1996, compared to the same period of 1995. The decrease was primarily due to lower interest rates during 1996.

    Income taxes decreased 18.6% for the three months ended March 31, 1996, compared to the same period of 1995, primarily because income decreased.


Financial Condition

    The Registrant generated approximately $651,000 in cash from operations during the three months ended March 31, 1996. The Registrant plans to fund future operations from cash on hand, cash from operations and use of its credit facility, which had an available line of credit of $2,200,000 at March 31, 1996.

    In addition to the line of credit, the Registrant has an agreement with a bank to borrow up to $1,500,000 to finance equipment purchases. At March 31, 1996, there were no borrowings under the agreement.


                                  PART II

                             OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit
    Number        Description
    -------       ------------
       27         Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      RAWSON-KOENIG, INC.



Date:  April 23, 1996                 /s/ Thomas C. Rawson
                                      -----------------------
                                      Thomas C. Rawson
                                      Chairman of the Board

                                      /s/ Catherine A. Rawson
                                      -----------------------
                                      Catherine A. Rawson
                                      Principal Financial Officer

                                      /s/ Leslie T. Horvath
                                      -----------------------
                                      Leslie T. Horvath
                                      Controller