Form 10-Q
period 1996-06-30
RAWSON KOENIG INC
filed 1996-07-30
CIK 725014

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended:                                Commission File No.:
     June 30, 1996                                          0-12392

                            RAWSON-KOENIG, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Texas                                            74-1957377
- -------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


          2301 Central Parkway, Houston, Texas             77092
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

    The number of shares outstanding of the Registrant's common stock as of June 30, 1996: 3,901,190 shares of common stock.

                                  PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Rawson-Koenig, Inc.
                         Condensed Balance Sheets
                                (Unaudited)

                              (in thousands)

                                               June 30,      December 31,
                                                 1996            1995
                                               --------      ------------
Assets
- ------

Current assets:
   Cash and cash equivalents                    $   293         $   315
   Accounts receivable, net                       1,855           1,714
   Inventories:
     Raw materials                                1,205           1,263
     Work in process                              1,385           1,609
     Finished goods                                 601             743
   Prepayments and other                            191             174
                                                -------         -------
Total current assets                              5,530           5,818
                                                -------         -------
Property, plant and equipment, at cost:
   Land and buildings                             3,809           3,695
   Machinery and equipment                        5,494           5,419
   Accumulated depreciation and amortization     (5,462)         (5,221)
                                                -------         -------
Property, plant and equipment, net                3,841           3,893
                                                -------         -------
Other assets                                        225             113
                                                -------         -------
Total assets                                    $ 9,596         $ 9,824
                                                =======         =======


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Balance Sheets, continued
                                (Unaudited)

                   (in thousands, except share amounts)

                                               June 30,      December 31,
                                                 1996            1995
                                               --------      ------------
Liabilities and Shareholders' Equity
- ------------------------------------

Current liabilities:
   Current portion of long-term debt            $   222         $   215
   Current portion of capital lease
     obligation                                      11              27
   Accounts payable                                 329             438
   Accrued expenses                                 887             884
   Income taxes payable                              69              61
                                                -------         -------
Total current liabilities                         1,518           1,625

Long-term debt, less current portion              1,350           2,095
                                                -------         -------
Total liabilities                                 2,868           3,720
                                                -------         -------
Shareholders' equity:
   Preferred stock, $10 par value, 1,000,000
     shares authorized, none issued
   Common stock, no par, $1,000 stated value,
     5,000,000 shares authorized, 3,901,190
     shares issued and outstanding                    1               1
   Additional paid-in capital                     4,529           4,529
   Retained earnings                              2,198           1,574
                                                -------         -------
Total shareholders' equity                        6,728           6,104
                                                -------         -------
Total liabilities and shareholders' equity      $ 9,596         $ 9,824
                                                =======         =======


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Statements of Operations
                                (Unaudited)

   (in thousands, except per share data and average shares outstanding)

                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                                1996        1995        1996        1995
                             ---------   ---------   ---------   ---------
Sales                        $   5,562   $   4,893   $  10,598   $   9,810
Cost of sales                    4,249       3,807       8,117       7,585
                             ---------   ---------   ---------   ---------
Gross profit                     1,313       1,086       2,481       2,225

Selling, general and
   administrative expenses         724         735       1,460       1,395
                             ---------   ---------   ---------   ---------
Income from operations             589         351       1,021         830

Other income (expense):
   Interest expense                (35)        (49)        (79)        (94)
   Other, net                       -           41           4          82
                             ---------   ---------   ---------   ---------
Income before income taxes         554         343         946         818

Income taxes:
   Federal                         164          91         276         229
   State                            27          17          46          40
                             ---------   ---------   ---------   ---------
Net income                   $     363   $     235   $     624   $     549
                             =========   =========   =========   =========

Net income per share         $     .09   $     .06   $     .16   $     .14
                             =========   =========   =========   =========

Average shares outstanding   3,901,190   3,901,190   3,901,190   3,901,190
                             =========   =========   =========   =========


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Statements of Cash Flows
                                (Unaudited)

                              (in thousands)

                                                      Six Months Ended
                                                           June 30,
                                                      1996        1995
                                                     ------      ------
Cash flow from operating activities:
   Net income                                        $  624      $  549
                                                     ------      ------
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                     245         231
      Change in assets and liabilities, net              56        (940)
                                                     ------      ------
   Total adjustments                                    301        (709)
                                                     ------      ------
Net cash provided by (used in) operating
   activities                                           925        (160)

Cash flows from investing activities:
   Purchase of property and equipment, net             (193)       (408)

Cash flows from financing activities:
   Increase (decrease) in borrowings, net              (754)        560
                                                     ------      ------
Net decrease in cash and cash equivalents               (22)         (8)

Cash and cash equivalents at beginning
   of period                                            315         193
                                                     ------      ------
Cash and cash equivalents at end of period           $  293      $  185
                                                     ======      ======

Supplemental cash flow disclosure:

   Income taxes paid                                 $  278      $  500
                                                     ======      ======

   Interest paid                                     $   80      $   94
                                                     ======      ======


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                  Notes to Condensed Financial Statements
                          June 30, 1996 and 1995
                                (Unaudited)

1.  Nature of Organization

    Rawson-Koenig, Inc. (the "Registrant"), a Texas corporation, designs, manufactures and markets certain equipment for light trucks. Its chief products are truck tool boxes, truck service bodies, winches and truck mounted cranes.

2.  Basis for Preparation of the Condensed Financial Statements

    The condensed financial statements for the three months and six months ended June 30, 1996 and 1995, have been prepared by the Registrant and are unaudited. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted; however, the Registrant believes that the disclosures are adequate to make the information presented not misleading. All the adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods have been included. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report to Shareholders on Form 10-K.

3.  Income Taxes

    The provisions for federal and state income taxes for the three months and six months ended June 30, 1996 and 1995, were computed by applying the estimated effective annual tax rate to income before income taxes.

4.  Debt Agreement

    Effective May 28, 1996, the Registrant amended its Letter Loan Agreement with its primary lender. The amended agreement extended the maturity date of the revolving line of credit to April 30, 1998. Interest on the revolving line of credit remains payable monthly at the bank's prime rate and the maximum amount of credit available under the line remains at $2,200,000. At June 30, 1996, the revolving line of credit had a balance of zero.

    The amended agreement also provides the Registrant with a second advancing term promissory note under which the Registrant may borrow up to $1,000,000 to finance equipment purchases through April 30, 1997. Any borrowings outstanding under the second advancing term promissory note as of April 30, 1997, will be converted to a five year term loan that will be due in sixty equal monthly principal payments beginning May 30, 1997, plus interest at the bank's prime rate. As of June 30, 1996, there were no amounts outstanding under the second advancing term promissory note.

5.  Commitment

    The Registrant has entered into an agreement with an equipment manufacturer to purchase metal processing equipment at an approximate cost of $1,125,000. The equipment is scheduled to be delivered and installed in 1996. The purchase agreement requires the Registrant to make installment payments into an escrow account as the machine is being built. As of June 30, 1996, the Registrant has made escrow payments totaling approximately $225,000 that are included as other assets in the balance sheet. It is estimated that the Registrant will make an additional escrow payment of approximately $787,500 in 1996 after the machine is approved by the Registrant for shipment. A final payment of $112,500 will be due to the manufacturer after the machine is installed and operating to the satisfaction of the Registrant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following table sets forth for the periods indicated (i) the percentages which certain items reflected in the statements of operations bear to total sales of the Registrant and (ii) the percentage increase (decrease) of such items as compared to the corresponding prior year period.

                     Percentage of                Percentage of
                         Sales                        Sales
                    3 Months Ended  Percentage   6 Months Ended  Percentage
                       June 30,      Increase       June 30,      Increase
                      1996    1995  (Decrease)     1996    1995  (Decrease)
                     -----   -----  ----------    -----   -----  ----------
Sales                100.0   100.0        13.7    100.0   100.0        8.0
Cost of sales         76.4    77.8        11.6     76.6    77.3        7.0
Selling, general
  and administrative
  expenses            13.0    15.0        (1.5)    13.8    14.2        4.7
Interest expense        .6     1.0       (28.6)      .7     1.0      (16.0)
Other income, net       -      (.8)     (100.0)      -      (.8)     (95.1)

Income before
  income taxes        10.0     7.0        61.5      8.9     8.3       15.6

Income taxes           3.5     2.2        76.9      3.0     2.7       19.7

Net income             6.5     4.8        54.5      5.9     5.6       13.7

Results of Operations

    Sales increased approximately $669,000 (13.7%) during the three months ended June 30, 1996, and increased approximately $788,000 (8.0%) during the six months ended June 30, 1996, compared to the same periods of 1995.
These increases resulted primarily from the Registrant's intensified marketing efforts in several territories.

    Cost of sales as a percentage of sales decreased from 77.8% to 76.4% for the three months ended June 30, 1995 and 1996, respectively, and decreased from 77.3% to 76.6% for the six months ended June 30, 1995 and 1996, respectively. These decreases were due primarily to Management's continued program of upgrading equipment and refining production methods.

    Selling, general and administrative expenses decreased 1.5% for the three months ended June 30, 1996, and increased 4.7% for the six months ended June 30, 1996, compared to the same periods of 1995. The increase for the six months ended June 30, 1996, was primarily due to increases in insurance costs and payroll-related expenses. During the three months ended June 30, 1995, approximately $160,000 of office improvements and repairs were incurred of which $80,000 was expensed.

    Interest expense decreased 28.6% for the three months ended June 30, 1996, and decreased 16.0% for the six months ended June 30, 1996, compared to the same periods of 1995. These decreases were primarily due to lower average borrowings during 1996.

    Income taxes increased 76.9% for the three months ended June 30, 1996, and increased 19.7% for the six months ended June 30, 1996, compared to the same periods of 1995. These increases were due primarily to the increase in income before income taxes.


Financial Condition

    The Registrant generated approximately $925,000 in cash from operations during the six months ended June 30, 1996. The Registrant plans to fund future operations from cash on hand, cash from operations and use of its credit facility, which had an available revolving line of credit of $2,200,000 at June 30, 1996.

    In addition to the revolving line of credit, the Registrant has two agreements with a bank to borrow up to an aggregate of $2,500,000 to finance equipment purchases. At June 30, 1996, there were no amounts outstanding under these two agreements.


                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit
    Number       Description
    -------      -----------
       27        Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended June
    30, 1996.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    RAWSON-KOENIG, INC.



Date:  July 29, 1996                /s/ Thomas C. Rawson
                                    ---------------------------
                                    Thomas C. Rawson
                                    Chairman of the Board

                                    /s/ Catherine A. Rawson
                                    ---------------------------
                                    Catherine A. Rawson
                                    Principal Financial Officer

                                    /s/ Leslie T. Horvath
                                    ---------------------------
                                    Leslie T. Horvath
                                    Controller