Form 10-Q
period 1996-09-30
RAWSON KOENIG INC
filed 1996-10-25
CIK 725014

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended:                                Commission File No.:
  September 30, 1996                                        0-12392

                            RAWSON-KOENIG, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Texas                                            74-1957377
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


          2301 Central Parkway, Houston, Texas             77092
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

    The number of shares outstanding of the Registrant's common stock as of September 30, 1996: 3,901,190 shares of common stock.

                                  PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Rawson-Koenig, Inc.
                         Condensed Balance Sheets
                                (Unaudited)

                              (in thousands)

                                             September 30,   December 31,
                                                  1996           1995
                                             -------------   ------------
Assets
------

Current assets:
   Cash and cash equivalents                    $    676       $    315
   Accounts receivable, net                        1,652          1,714
   Inventories:
     Raw materials                                 1,350          1,263
     Work in process                               1,401          1,609
     Finished goods                                  746            743
   Prepayments and other                             185            174
                                                --------       --------
Total current assets                               6,010          5,818
                                                --------       --------
Property, plant and equipment, at cost:
   Land and buildings                              3,811          3,695
   Machinery and equipment                         5,554          5,419
   Accumulated depreciation and amortization      (5,586)        (5,221)
                                                --------       --------
Property, plant and equipment, net                 3,779          3,893
                                                --------       --------
Other assets                                         225            113
                                                --------       --------
Total assets                                    $ 10,014       $  9,824
                                                ========       ========


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Balance Sheets, continued
                                (Unaudited)

                   (in thousands, except share amounts)

                                             September 30,   December 31,
                                                  1996           1995
                                             -------------   ------------
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
   Current portion of long-term debt            $    225       $    215
   Current portion of capital lease
     obligation                                        3             27
   Accounts payable                                  533            438
   Accrued expenses                                  886            884
   Income taxes payable                               72             61
                                                --------       --------
Total current liabilities                          1,719          1,625

Long-term debt, less current portion               1,293          2,095
                                                --------       --------
Total liabilities                                  3,012          3,720
                                                --------       --------
Shareholders' equity:
   Preferred stock, $10 par value, 1,000,000
     shares authorized, none issued
   Common stock, no par, $1,000 stated value,
     5,000,000 shares authorized, 3,901,190
     shares issued and outstanding                     1              1
   Additional paid-in capital                      4,529          4,529
   Retained earnings                               2,472          1,574
                                                --------       --------
Total shareholders' equity                         7,002          6,104
                                                --------       --------
Total liabilities and shareholders' equity      $ 10,014       $  9,824
                                                ========       ========


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Statements of Operations
                                (Unaudited)

   (in thousands, except per share data and average shares outstanding)

                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                                1996        1995        1996        1995
                             ---------   ---------   ---------   ---------
Sales                        $   4,827   $   4,380   $  15,425   $  14,190
Cost of sales                    3,671       3,576      11,788      11,161
                             ---------   ---------   ---------   ---------
Gross profit                     1,156         804       3,637       3,029

Selling, general and
   administrative expenses         722         638       2,182       2,033
                             ---------   ---------   ---------   ---------
Income from operations             434         166       1,455         996

Other income (expense):
   Interest expense                (34)        (53)       (113)       (147)
   Other, net                        9          59          13         141
                             ---------   ---------   ---------   ---------
Income before income taxes         409         172       1,355         990

Income taxes:
   Federal                         115          36         391         265
   State                            20          10          66          50
                             ---------   ---------   ---------   ---------
Net income                   $     274   $     126   $     898   $     675
                             =========   =========   =========   =========

Net income per share         $     .07   $     .03   $     .23   $     .17
                             =========   =========   =========   =========

Average shares outstanding   3,901,190   3,901,190   3,901,190   3,901,190
                             =========   =========   =========   =========


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Statements of Cash Flows
                                (Unaudited)

                              (in thousands)

                                                      Nine Months Ended
                                                        September 30,
                                                      1996        1995
                                                     ------      ------
Cash flow from operating activities:
   Net income                                        $  898      $  675
                                                     ------      ------
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                     370         349
      Change in assets and liabilities, net             165        (611)
                                                     ------      ------
   Total adjustments                                    535        (262)
                                                     ------      ------
Net cash provided by operating activities             1,433         413

Cash flows from investing activities:
   Purchase of property and equipment, net             (256)       (501)

Cash flows from financing activities:
   Increase (decrease) in borrowings, net              (816)         87
                                                     ------      ------
Net increase (decrease) in cash and cash
   equivalents                                          361          (1)

Cash and cash equivalents at beginning
   of period                                            315         193
                                                     ------      ------
Cash and cash equivalents at end of period           $  676      $  192
                                                     ======      ======

Supplemental cash flow disclosure:

   Income taxes paid                                 $  410      $  575
                                                     ======      ======

   Interest paid                                     $  114      $  147
                                                     ======      ======


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                  Notes to Condensed Financial Statements
                        September 30, 1996 and 1995
                                (Unaudited)

1.  Nature of Organization

    Rawson-Koenig, Inc. (the "Registrant"), a Texas corporation, designs, manufactures and markets certain equipment for light trucks. Its chief products are truck tool boxes, truck service bodies, winches and truck mounted cranes.

2.  Basis for Preparation of the Condensed Financial Statements

    The condensed financial statements for the three months and nine months ended September 30, 1996 and 1995, have been prepared by the Registrant and are unaudited. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted; however, the Registrant believes that the disclosures are adequate to make the information presented not misleading. All the adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods have been included. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report to Shareholders on Form 10-K.

3.  Income Taxes

    The provisions for federal and state income taxes for the three months and nine months ended September 30, 1996 and 1995, were computed by applying the estimated effective annual tax rate to income before income taxes.

4.  Debt Agreement

    Effective May 28, 1996, the Registrant amended its Letter Loan Agreement with its primary lender. The amended agreement extended the maturity date of the revolving line of credit to April 30, 1998. Interest on the revolving line of credit remains payable monthly at the bank's prime rate and the maximum amount of credit available under the line remains at $2,200,000. At September 30, 1996, the revolving line of credit had a balance of zero.

    The amended agreement also provided the Registrant with an advancing term equipment loan under which the Registrant may borrow up to $1,000,000 to finance equipment purchases through April 30, 1997. Any borrowings outstanding under this advancing term equipment loan as of April 30, 1997, will be converted to a five year term loan that will be due in sixty equal monthly principal payments beginning May 30, 1997, plus interest at the bank's prime rate. As of September 30, 1996, there were no amounts outstanding under this advancing term equipment loan. The Registrant's other advancing term equipment loan agreement, that allowed for borrowings up to $1,500,000, expired unused on August 31, 1996.

5.  Commitments

    The Registrant has entered into an agreement with an equipment manufacturer to purchase metal processing equipment at an approximate cost of $1,125,000. The equipment is scheduled to be delivered and installed in 1996. The purchase agreement requires the Registrant to make installment payments into an escrow account as the machine is being built. As of September 30, 1996, the Registrant had made escrow payments totaling approximately $225,000 that are included as other assets in the balance sheet. In October 1996, the Registrant made an additional escrow payment of approximately $787,000. The escrowed amounts will transfer to the manufacturer after the machine is installed. A final payment of approximately $113,000 will be due to the manufacturer after the machine is installed and operating to the satisfaction of the Registrant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following table sets forth for the periods indicated (i) the percentages which certain items reflected in the statements of operations bear to total sales of the Registrant and (ii) the percentage increase (decrease) of such items as compared to the corresponding prior year period.

                     Percentage of               Percentage of
                         Sales                       Sales
                    3 Months Ended  Percentage  9 Months Ended  Percentage
                     September 30,   Increase    September 30,   Increase
                      1996    1995  (Decrease)    1996    1995  (Decrease)
                     -----   -----  ----------   -----   -----  ----------
Sales                100.0   100.0      10.2     100.0   100.0       8.7
Cost of sales         76.0    81.6       2.7      76.4    78.7       5.6
Selling, general
  and administrative
  expenses            15.0    14.6      13.2      14.2    14.3       7.3
Interest expense        .7     1.2     (35.9)       .7     1.0     (23.1)
Other income, net      (.2)   (1.3)    (84.8)      (.1)   (1.0)    (90.8)

Income before
  income taxes         8.5     3.9     137.8       8.8     7.0      36.9

Income taxes           2.8     1.0     193.5       3.0     2.2      45.1

Net income             5.7     2.9     117.5       5.8     4.8      33.0

Results of Operations

    Sales increased approximately $447,000 (10.2%) during the three months ended September 30, 1996, and increased approximately $1,235,000 (8.7%) during the nine months ended September 30, 1996, compared to the same periods of 1995. These increases resulted primarily from the Registrant's intensified marketing efforts in several territories.

    Cost of sales as a percentage of sales decreased from 81.6% to 76.0% for the three months ended September 30, 1995 and 1996, respectively, and decreased from 78.7% to 76.4% for the nine months ended September 30, 1995 and 1996, respectively. These decreases were due primarily to decreases in material costs during the three months ended September 30, 1996, compared to the same period of 1995, and Management's continued program of upgrading equipment and refining production methods.

    Selling, general and administrative expenses increased 13.2% for the three months ended September 30, 1996, and increased 7.3% for the nine months ended September 30, 1996, compared to the same periods of 1995. These increases were primarily due to increases in payroll-related expenses.

    Interest expense decreased 35.9% for the three months ended September 30, 1996, and decreased 23.1% for the nine months ended September 30, 1996, compared to the same periods of 1995. These decreases were primarily due to lower average borrowings during 1996.

    Income taxes increased 193.5% for the three months ended September 30, 1996, and increased 45.1% for the nine months ended September 30, 1996, compared to the same periods of 1995. These increases were due primarily to the increases in income before income taxes.


Financial Condition

    The Registrant generated approximately $1,433,000 in cash from operations during the nine months ended September 30, 1996. The Registrant plans to fund future operations from cash on hand, cash from operations and use of its credit facility, which had an available revolving line of credit of $2,200,000 at September 30, 1996.

    In addition to the revolving line of credit, the Registrant has an agreement with its bank to borrow up to an aggregate of $1,000,000 to finance equipment purchases. At September 30, 1996, there were no amounts outstanding under this agreement.

    In October 1996, the Registrant made an escrow payment of approximately $787,000 pertaining to the purchase of certain equipment (See Note 5 on page 7). This payment was made by utilizing cash on hand and by borrowing $290,000 under the revolving line of credit.


                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit
    Number       Description
    -------      -----------
       27        Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    RAWSON-KOENIG, INC.



Date:  October 24, 1996             /s/ Thomas C. Rawson
                                    ---------------------------
                                    Thomas C. Rawson
                                    Chairman of the Board

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