Form 10-K
period 1996-12-31
RAWSON KOENIG INC
filed 1997-03-20
CIK 725014

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  December 31, 1996      Commission File No.:  0-12392

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

           Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each Exchange
       Title of Each Class                                  on which registered
            None                                              Not Applicable

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of of such stock, as of a specified date within 60 days prior to the date of filing
                     January 31, 1997                  $2,093,355
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
     Common Stock outstanding as of:  February 21, 1997 -- 3,901,190 shares

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

(b) The Registrant operates in the truck equipment industry segment, which accounted for approximately 100% of its business in 1996. See the Financial Statements of Registrant included in this report for data relating to the amounts of sales for the last three years.

(c) The following paragraphs provide information as to specific aspects of the Registrant's business.

     (i) Substantially all of the Registrant's products are truck equipment, which includes truck service bodies, truck tool boxes, winches and truck-mounted cranes. Service bodies are structures mounted on a truck chassis in order to provide cover, storage space or working space, while tool boxes are simpler and usually smaller structures, which are also truck-mounted, but are designed solely for storage of tools or other property.

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

            The Registrant sells its products primarily through a nationwide network of distributors, although certain sales are also made directly to end-user customers and to truck dealers. The Registrant currently deals with approximately 350 active distributors of its service bodies, tool boxes, winches and cranes.

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

     (ii) The Registrant continually monitors and updates its product lines. In 1994, 1995 and 1996, the Registrant concentrated on keeping up with increasing demand while continuing to make product improvements on an ongoing basis.

     (iii) The Registrant purchases steel, welding supplies, castings, paint and other materials from independent suppliers. Virtually all purchases are made on the basis of competitive bids. The Registrant utilizes a combination of foreign, national and regional suppliers. All purchases are made in U.S. dollars.

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

     (v) Sales are seasonal in nature and in most years tend to be highest around May and lowest around October. This seasonality is believed to reflect, among other factors, model changes of truck manufacturers in September and October and low levels of activity in the construction industries in the fall and winter months. In 1994 and 1995, seasonality was less of a factor due to truck manufacturers being overloaded with incoming orders throughout the entire year. In 1996, sales declined in December.

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

            The Registrant sells to a large number of customers, and to the best of its knowledge, no customer accounted for as much as 10% of sales during the years ended December 31, 1994, 1995 and 1996. The Registrant also believes that foreign or export sales, sales to governmental agencies and sales to the military are insignificant. The Registrant's products are marketed on a nationwide basis. The Registrant's products are used in a variety of industries, and the relative importance of these industries may vary from year to year. The service and public utility industries were the most significant industries during the years ended December 31, 1994, 1995 and 1996.

     (viii) The Registrant's backlogs at the respective dates indicated were approximately as follows: $1,399,000 at December 31, 1994, $1,004,000 at December 31, 1995 and $835,000 at December 31, 1996.
            All backlog at December 31, 1996 is believed to be firm and is expected to be shipped during the fiscal year ending December 31, 1997.

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

     (xi) The Registrant does not carry on research and development activities except in connection with product testing, development and design. Six employees were involved on a part-time basis in product testing, development and design during the years ended December 31, 1994 and 1995. Eight employees were involved on a part-time basis in product testing, development and design during the year ended December 31, 1996. The amount spent on such activities was less than $100,000 in each of these years.

     (xii) The Registrant does not believe that compliance with federal, state and local environmental laws will adversely affect its business, earnings or competitive position in the long run when regulations are enforced uniformly across the nation. In 1994, 1995 and 1996, compliance with federal, state and local environmental laws did not have a material effect on the Registrant's earnings and competitive position in the market. In 1994, 1995 and 1996, no material capital expenditures for environmental control facilities were incurred and none are anticipated for 1997.

     (xiii) At December 31, 1996, the Registrant employed 301 persons. No employee is represented by any union, and the Registrant believes that its employee relations are good.

(d) The Registrant's products are marketed primarily in the United States. Direct export sales are immaterial to the Registrant's operations.


ITEM 2.  PROPERTIES

     The Registrant owns its manufacturing and office facilities in Houston, Texas and Fort Worth, Texas. The Registrant's Houston service body and tool box manufacturing facility occupies approximately 163,000 square feet of space in a metal and brick building located in an office and industrial park, while its executive and administrative offices occupy approximately 12,000 square feet in the same building. The Registrant's winch and crane manufacturing facility occupies approximately 24,000 square feet of space in an adjacent metal and concrete building constructed on the same tract of approximately 13 acres. The Fort Worth facility is on approximately 3.7 acres of land with metal and block buildings totaling approximately 73,000 square feet. The Houston facilities are subject to mortgage liens of approximately $1,300,000. The Registrant owns almost all of the machinery and equipment used in its operations.


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

                                         Bid                  Ask
                                    High       Low       High       Low
Year Ended December 31, 1995:
     First Quarter                2-1/16     1-5/8     2-5/16     1-3/4
     Second Quarter              1-13/16   1-13/16          2   1-15/16
     Third Quarter                 1-7/8     1-1/2          2     1-5/8
     Fourth Quarter                1-3/4     1-1/8          2     1-3/8

Year Ended December 31, 1996:
     First Quarter               1-17/32     1-1/4      1-5/8     1-1/2
     Second Quarter              1-15/16     1-1/8      2-1/8     1-3/8
     Third Quarter               1-21/32    1-5/16          2    1-9/16
     Fourth Quarter                1-7/8     1-1/4          2   1-13/32

Year Ending December 31, 1997:
     January 1997                1-11/16    1-9/16     2-1/16     1-3/4

The foregoing figures, which were obtained from NASDAQ monthly statistical reports, do not reflect retail markups or markdowns and may not represent actual trades.

(b) As of February 21, 1997, the Common Stock was held by approximately 1,400 stockholders of record.

(c) The Registrant has not paid any dividends since it became a publicly held company.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information for the Registrant for the periods indicated must be read in conjunction with the Financial Statements in this report and the notes thereto, which are an integral part of the Financial Statements.

                      (In Thousands Except Per Share Data)

                                       Years Ended December 31,
                               1996     1995     1994     1993     1992
Sales                       $19,522  $18,682  $17,185  $14,450  $12,678
Total assets                 10,489    9,824    9,089    8,377    7,932
Long-term debt (less
  current portion)            1,435    2,095    1,856    1,964    2,249
Net income                    1,100      825    1,142      480      209
Net income per share            .28      .21      .29      .12      .05


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

                                                             Percentage
                                                              Increase
                                                             <Decrease>
                                Percentage of Sales          from Prior
                              Years Ended December 31:          Year:
                               1996     1995     1994       1996     1995
Sales                         100.0    100.0    100.0        4.5      8.7
Cost of sales                  76.8     79.8     77.4         .7     12.1
Selling, general, and
  admin. expenses              14.1     13.8     13.3        6.3     13.3
Interest expense                 .8      1.0      1.2      (24.3)    (7.8)
Other (income) expense, net     -       (1.0)    (0.5)     (95.3)   111.0
Income before income taxes      8.3      6.4      8.6       36.9    (19.6)
Income taxes                    2.7      2.0      2.0       45.2      7.3
Net income                      5.6      4.4      6.6       33.2    (27.7)

     Results of Operations.

     Year Ended December 31, 1994. Sales for the year ended December 31, 1994 increased 18.9% from the year ending December 31, 1993 due primarily to the Registrant's intensified marketing efforts and continued improvement in the national economy, particularly improvement in light truck sales. Cost of sales as a percentage of sales decreased from 81.5% in 1993 to 77.4% in 1994 due to volume efficiencies and the Registrant's continued program of upgrading manufacturing equipment and refining production methods. Selling, general and administrative expenses as a percentage of sales increased from 12.9% in 1993 to 13.3% in 1994 primarily due to increases in insurance costs and payroll-related expenses.

     Year Ended December 31, 1995. Sales for the year ended December 31, 1995 increased 8.7% from the year ending December 31, 1994 due primarily to the Registrant's continued marketing efforts and strong national light truck sales. Cost of sales increased from 77.4% in 1994 to 79.8% in 1995 due to sharp increases in material costs during the third and fourth quarters of 1995. Selling, general and administrative expenses as a percentage of sales increased from 13.3% in 1994 to 13.8% in 1995 primarily due to increases in insurance costs and payroll-related expenses. Additionally, during 1995, approximately $240,000 of office improvements and repairs were incurred of which $105,000 was expensed. Income tax expense increased 7.3% from 1994 to 1995 due to alternative minimum tax credits which were fully utilized during 1994.

     Year Ended December 31, 1996. Sales for the year ended December 31, 1996 increased 4.5% from the year ending December 31, 1995 due primarily to the Registrant's increased marketing efforts and, to a lessor degree, due to an increase in nationwide sales of light trucks. Over the last three years the Registrant has concentrated on improving its marketing efforts by increasing the number and quality of its sales staff and by increasing advertising, trade show attendance, and personal demonstrations of its products. Cost of sales as a percentage of sales decreased from 79.8% in 1995 to 76.8% in 1996 primarily due to lower material costs during the third and fourth quarters of 1996 compared to the same period of 1995. During the third and fourth quarters of 1995 the Registrant experienced sharp increases in material costs. In 1996 material costs declined to previous levels. Selling, general and administrative expenses as a percentage of sales increased from 13.8% in 1995 to 14.1% in 1996 primarily due to increases in insurance costs and payroll-related expenses. Interest expense decreased 24.3% from 1995 to 1996 primarily due to lower average borrowings during 1996. Income tax expense increased 45.2% from 1995 to 1996 primarily due to the increase in income before income taxes and due to the decreased effect of net operating loss carryforwards.

     Liquidity and Capital Resources.

     The Registrant plans to fund future operations from cash on hand, cash from operations and by use of its credit facility, which currently has an available line of credit of approximately $2,000,000 based upon the applicable borrowing base calculation. The Registrant's line of credit expires in April 1998. The Registrant also has an agreement with a bank to borrow up to $1,000,000 to finance equipment purchases under which no borrowings have occurred.

     Net cash provided from operating activities was $1,099,973, $664,636 and $2,035,197 for 1994, 1995 and 1996, respectively. Accounts receivable are usually collected within 30 days. Accounts payable are paid within 30 days. During 1994, 1995 and 1996, the Registrant increased inventory levels to be more responsive to customer needs. In 1996 inventory increased $325,924.

     In 1994, 1995 and 1996, the Registrant used $234,960, $790,470 and
$1,342,460, respectively, for investing activities. The purchase of property, plant and equipment accounted for the majority of investing activities in these three years.

     In 1996 the Registrant used $673,950 for financing activities. In 1994, 1995 and 1996 financing activities consisted of scheduled payments of long-term debt and borrowings and payments under the Registrant's line of credit agreement. In 1996, the Registrant reduced the outstanding balance on the line of credit by $431,605. The outstanding balance on the line of credit was $200,000 at December 31, 1996.

     The line of credit agreement and other bank debt contain various restrictive covenants which include, among other things, maintenance of a minimum tangible net worth and minimum working capital, restrictions on property, plant and equipment additions and additional indebtedness, and requirements to maintain certain financial ratios. All loans from the bank are collateralized by accounts receivable, inventories, equipment and the Houston facility.

     The Registrant intends to renew and extend the line of credit prior to the April 1998 expiration date. Although management believes that the combination of cash from operations and the bank credit facilities will be sufficient to meet the Registrant's long-term liquidity and capital resource needs, there can be no assurance that such bank financing will be available on terms acceptable to the Registrant.

     Inflation.

     The Registrant's business is relatively labor intensive, and the Registrant purchases supplies and components from third parties. Nevertheless, the Registrant has generally been able to raise its prices sufficiently to offset any adverse effects of inflation. During the year ended December 31, 1994, the Registrant increased prices on its cranes. During the year ended December 31, 1995, the Registrant increased prices on its service bodies, tool boxes and winches. During January 1996 and January 1997, the Registrant increased prices on the majority of its products. In January 1997, the Registrant also decreased prices on a few of its products. The Registrant cannot predict any possible future effects of inflation on its operations.

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

                                                        Served As A
     Name              Age        Position            Director Since

Thomas C. Rawson        44   Chairman of the Board,  September 18, 1987
                             Director and Chief
                             Executive Officer

Catherine A. Rawson     72   Director, President     September 18, 1987
                             and Principal
                             Financial Officer

Pamela Y. Rawson        40   Director                September 18, 1987 (1)

Farrell G. Huber, Jr.   64   Director                July, 1983 (2)

George W. Fazakerly     55   Director                September 21, 1987

Allen F. Rhodes         72   Director                September 21, 1987

Joseph M. Scheer        70   Director                April 10, 1991

Fredrick C. Wamhoff     39   Vice President-General
                             Counsel and Secretary

Richard F. Koenig       53   Vice President-
                             Information Systems

     (1) Except for the period from September 21, 1987 to October 17, 1989.
     (2) Except for the period from September 18, 1987 to September 21, 1987.

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

     Farrell G. Huber, Jr. is a personal investor. Mr. Huber has been a Director of Keystone International, Inc., an industrial valve and operator manufacturer, since 1980 and plans on retiring from the Keystone International, Inc. Board on May 5, 1997.

     George W. Fazakerly is a partner in the Dallas law firm of Vial, Hamilton, Koch & Knox. He specializes in corporate and securities matters and received his Juris Doctor Degree from Southern Methodist University in 1969. He has been a partner with Vial, Hamilton, Koch & Knox since 1974.

     Allen F. Rhodes is currently Chairman of the Silver Fox Advisors, a business consulting firm. He has been a member of the Silver Fox Advisors since 1993. He was President of Arnco Technology, a metallurgical research company, from 1991 to 1993, and President and Chief Executive Officer of Gripper, Inc., an undersea pipeline fittings manufacturer, from 1986 to 1991. Mr. Rhodes has been a Director of Keystone International, Inc., an industrial valve and operator manufacturer, since 1980.

     Joseph M. Scheer is currently a management consultant and personal investor. He has been a Director of Microsemi Corporation, an electronics component manufacturer, since 1994 and a member of the Advisory Board of Soligen Corporation, an innovative manufacturer of cast parts and tools, since 1996. He was a Director of Laserform Inc., a prototype parts manufacturer in Auburn Hills, Michigan from 1989 to 1994.

     Fredrick C. Wamhoff joined Rawson in 1984 and has served the Registrant in various functions including Vice President - Manufacturing Operations. He currently serves as Vice President - General Counsel and Secretary of the Registrant. Prior to joining Rawson, Mr. Wamhoff was in the private practice of law in Lansing, Michigan. He attended Michigan State University and was graduated in 1979 with a Bachelor of Arts Degree. He received his Juris Doctor Degree from Marquette University in 1982. Mr. Wamhoff has been a member of the Michigan and Wisconsin Bars since 1982 and the Texas Bar since 1986.

     Richard F. Koenig began his career with the Registrant in 1967 and has served the Registrant in many and various functions including Manager of Engineering and Data Processing, and General Manager of the Registrant's winch and crane manufacturing facilities. Mr. Koenig has been a key member of the Registrant's upper management team since September 17, 1987 and was elected Vice President - Information Systems on January 18, 1994.

     Each Director holds office until the next annual meeting of Shareholders of the Registrant and until his successor is duly elected and qualified. Officers of the Registrant are elected by, and serve at, the discretion of the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, in summary fashion, the compensation paid or accrued for the last three fiscal years to each of the most highly compensated executive officers of the Registrant whose annual rate of remuneration exceeded $100,000.

                      SUMMARY COMPENSATION TABLE

                                              Long Term Compensation
                      Annual Compensation         Awards      Payouts
  (a)        (b)      (c)     (d)     (e)      (f)      (g)     (h)      (i)
  Name                               Other
  and                               Annual  Restricted                All Other
Principal                           Compen-   Stock   Options/ LTIP    Compen-
Position            Salary   Bonus  sation    Awards    SARs  Payouts  sation
  <F1>      Year      ($)     ($)     ($)      ($)      (#)     ($)      ($)
Thomas C.   1996   163,703   2,000     0        0        0       0        0
Rawson,     1995   151,200   2,000     0        0        0       0        0
C.E.O.      1994   148,533   2,000     0        0        0       0        0

Catherine   1996   157,691   2,000     0        0        0       0        0
A.          1995   151,500   2,000     0        0        0       0        0
Rawson,     1994   142,913   2,000     0        0        0       0        0
President

<F1>
No other officers received compensation in excess of $100,000 during the last three fiscal years.

     The Registrant currently has no stock option plans. During the last three fiscal years the Registrant granted no stock options or stock appreciation rights ("SAR") to any of its employees or directors; further, during the last three fiscal years no SAR or stock options were exercised by any of the Registrant's employees or directors. The Registrant made no awards of long term incentive plans to any employee or director of the Registrant in the last three fiscal years. The Registrant has no written employment contracts with any executive officer of the Registrant and has no compensatory plan or arrangement with any executive officer which provides for compensation as a result of the resignation, retirement or termination of employment of an executive officer, or as a result of change in control of the Registrant.

Compensation of Directors

     Of the seven directors of the Registrant, four are "outside" directors or non-employees of the Registrant. Each outside director receives a fee of $1,000 for attendance at meetings of the Board of Directors. Prior to October 1996, each of the four outside directors received a fee of $500 for each meeting attended. The three "inside" directors receive no fee for attendance at meetings of the Board of Directors. In addition, of the four outside directors, two live outside of the Houston area and receive reimbursement for travel expenses incurred in connection with attendance of meetings of the Board of Directors. The Board of Directors of the Registrant has not formed any committees. The following table sets forth the amounts received by each of the four outside directors during the last fiscal year, including travel expense reimbursement.

     Name                       Directors' Fees       Travel Reimbursement
Farrell G. Huber, Jr.                $2,500              Not Applicable
George W. Fazakerly                  $2,500                    $840
Allen F. Rhodes                      $2,500              Not Applicable
Joseph M. Scheer                     $2,500                  $1,399

     During 1996, the Registrant paid Joseph M. Scheer $6,400 for management, marketing and financial services rendered by him for the Registrant. Under the terms of such arrangement Mr. Scheer bills the Registrant $100 per hour for his services and is reimbursed for out-of-pocket expenses incurred by him in connection with the services provided under the arrangement. During 1996, the out-of-pocket reimbursement paid to Mr. Scheer was $328.

     Prior to 1994, Pamela Y. Rawson was a non-employee director of the Registrant. During 1994, Ms. Rawson became a part-time employee of the Registrant and serves as a payroll administrator. During 1996, the Registrant's compensation paid to Ms. Rawson consisted of hourly wages totaling $23,405.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF THE REGISTRANT

     The following table shows the number and percentage of shares of Common Stock of the Registrant that may be deemed to be beneficially owned as of February 21, 1997, by (i) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Registrant, (ii) each director and nominee for director of the Registrant who owns shares of Common Stock of the Registrant and (iii) all directors, nominees, and officers as a group. The persons listed below have the sole power to vote and to dispose of the shares beneficially owned by them except as otherwise indicated below.


                               Shares of Common
                              Stock Beneficially
                                 Owned As Of              Percentage of
     Name                      February 21, 1997           Class Owned
Floyd A. Cailloux
P.O. Box 1952
Kerrville, TX 78028               282,214 <F1>                7.2

Farrell G. Huber, Jr.
2301 Central Parkway
Houston, TX 77092                   1,562                     0 <F2>

Catherine A. Rawson
2301 Central Parkway
Houston, TX 77092               1,161,261 <F3>               60.0 <F4>

Thomas C. Rawson
2301 Central Parkway
Houston, TX 77092               1,180,841                    60.0 <F4>

Pamela Y. Rawson
2301 Central Parkway
Houston, TX 77092               1,180,841                    60.0 <F4>

Allen F. Rhodes
2301 Central Parkway
Houston, TX 77092                  12,197                     0 <F2>

Joseph M. Scheer
2301 Central Parkway
Houston, TX  77092                 85,000                     2.2

All directors and officers
as a group                      2,443,924                    62.6

<F1>
Includes 273,415 shares held by entities controlled by Mr. Cailloux and includes 8,799 shares held by a charitable reminder trust of which Mr. Cailloux is a lifetime beneficiary.
<F2>
Represents less than 1% of the issued and outstanding shares.
<F3>
Shares are held by the Rawson Family Limited Partnership that is controlled by Catherine A. Rawson.
<F4>
Catherine A. Rawson, Thomas C. Rawson and Pamela Y. Rawson constitute a "group" as such term is defined under regulations of the Security and Exchange Commission. Therefore, the share ownership percentage of the entire group is listed by each individual's name. In the case of Thomas C. Rawson and Pamela Y. Rawson ownership of shares held or to be held by either such person are assumed to be beneficially owned by such other person due to their marital relationship.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Index to Financial Statements:
                                                                   Page
                                                                 Reference

        Report of Independent Accountants                           F-1
        Balance Sheets as of December 31, 1996 and 1995             F-2
        For the years ended December 31, 1996, 1995 and 1994, the
          Statements of Income                                      F-3
          Statements of Shareholders' Equity                        F-4
          Statements of Cash Flows                                  F-5
          Notes to Financial Statements                             F-6
          Schedule II - Valuation and Qualifying Accounts           F-11

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

        (9) Voting trust agreement*

       (10) Material Contracts
            10.1  Koenig, Inc. Profit-Sharing
                  Plan and Trust                        Exhibit 10.1**
            10.2  Koenig, Inc. 1983 Stock
                  Option Plan                           Exhibit 10.2**
            10.3  Koenig, Inc. Restricted Stock Plan    Exhibit 10.3**
            10.4  Loan Agreement dated
                  September 22, 1987                    Exhibit 10.4***
            10.5  Agreement of Sale and Purchase
                  of Houston Plant Facility with
                  conformed exhibits                    Exhibit 10.5****
            10.6  Loan Agreement dated
                  January 29, 1990                      Exhibit 10.6*****
            10.7  First Amendment to Letter Loan
                  Agreement dated March 31, 1991        Exhibit 10.7******
            10.8  Second Amendment to Letter Loan
                  Agreement dated May 21, 1991          Exhibit 10.8******
            10.9  Third Amendment to Letter Loan
                  Agreement dated March 24, 1992        Exhibit 10.9*******
            10.10 Fourth Amendment to Letter Loan
                  Agreement dated April 30, 1993        Exhibit 10.10********
            10.11 Fifth Amendment to Letter Loan
                  Agreement dated May 21, 1993          Exhibit 10.11********
            10.12 Sixth Amendment to Letter Loan
                  Agreement dated April 30, 1994        Exhibit 10.12*********
            10.13 Amended and Restated Letter Loan
                  Agreement dated April 21, 1995        Exhibit 10.13**********
            10.14 First Amendment to Amended and
                  Restated Letter Loan Agreement,
                  Promissory Note (Advancing Term)
                  and Amended and Restated Security
                  Agreement dated September 21, 1995    Exhibit 10.14**********
            10.15 Second Amendment to Amended and
                  Restated Letter Loan Agreement
                  and Amended and Restated Security
                  Agreement, and First Amendment to
                  Revolving Note dated May 28, 1996     Exhibit 10.15
       (11) Statement re: computation of
            per share earnings*
       (12) Statement re: computation of ratios*
       (13) Annual report to security holders*
       (16) Letter re: change in certifying accountant*
       (18) Letter re: change in accounting principles*
       (21) Subsidiaries of the registrant*
       (22) Published report regarding
            matters submitted to vote
            of security holders*

       (23) Consents of experts and counsel*
       (24) Power of attorney*
       (27) Financial Data Schedule                     Exhibit 27
       (99) Additional Exhibits*

*           Inapplicable.
**          Included in the Registrant's Form 10-K for the year ended September
              30, 1983.
***         Included in the Registrant's Form 10-K for the year ended September
              30, 1987.
****        Included in the Registrant's Form 10-K for the year ended September
              30, 1988.
*****       Included in the Registrant's Form 10-K for the year ended December
              31, 1990.
******      Included in the Registrant's Form 10-K for the year ended December
              31, 1991.
*******     Included in the Registrant's Form 10-K for the year ended December
              31, 1992.
********    Included in the Registrant's Form 10-K for the year ended December
              31, 1993.
*********   Included in the Registrant's Form 10-K for the year ended December
              31, 1994.
**********  Included in the Registrant's Form 10-K for the year ended December
              31, 1995.


(b)  Reports on Form 8-K.

     No reports were filed on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Houston, Texas, on the 19th day of March 1997.

                                        Rawson-Koenig, Inc.


                                        By:/s/ Thomas C. Rawson
                                           ---------------------
                                           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated:

      Signature                       Title                    Date

/s/ Thomas C. Rawson           Chairman of the            March 19, 1997
-------------------------      Board, Director and
Thomas C. Rawson               Chief Executive Officer

/s/ Catherine A. Rawson        Director, President        March 19, 1997
-------------------------      and Principal Financial
Catherine A. Rawson            Officer

/s/ Leslie T. Horvath          Controller                 March 19, 1997
-------------------------
Leslie T. Horvath

/s/ George W. Fazakerly        Director                   March 19, 1997
-------------------------
George W. Fazakerly

/s/ Farrell G. Huber, Jr.      Director                   March 19, 1997
-------------------------
Farrell G. Huber, Jr.

/s/ Pamela Y. Rawson           Director                   March 19, 1997
-------------------------
Pamela Y. Rawson

/s/ Allen F. Rhodes            Director                   March 19, 1997
-------------------------
Allen F. Rhodes

/s/ Joseph M. Scheer           Director                   March 19, 1997
-------------------------
Joseph M. Scheer

                              FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Rawson-Koenig, Inc.:

  We have audited the financial statements and the financial statement schedule of Rawson-Koenig, Inc. (the "Company") listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rawson-Koenig, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
February 12, 1997

                              RAWSON-KOENIG, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                            1996        1995
                                                         ----------- ----------
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $   334,199 $  315,412
  Accounts receivable, trade (net of allowance for
   doubtful accounts of $40,000 in 1996 and 1995).......   1,269,006  1,713,511
  Inventories...........................................   3,941,189  3,615,265
  Prepayments and other.................................     106,548    173,960
                                                         ----------- ----------
      Total current assets..............................   5,650,942  5,818,148
Property, plant and equipment, net......................   4,838,109  3,893,266
Other assets............................................                112,412
                                                         ----------- ----------
      Total assets...................................... $10,489,051 $9,823,826
                                                         =========== ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..................... $   228,639 $  215,253
  Current portion of capital lease obligation...........                 27,025
  Accounts payable......................................     685,360    437,681
  Accrued expenses......................................     857,960    884,326
  State income taxes payable............................      79,000     61,000
                                                         ----------- ----------
    Total current liabilities...........................   1,850,959  1,625,285
Long-term debt, less current portion....................   1,434,813  2,095,124
                                                         ----------- ----------
    Total liabilities...................................   3,285,772  3,720,409
                                                         ----------- ----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $10 par value, 1,000,000 shares
  authorized, none issued Common stock, no par, $1,000
   stated value, 5,000,000 shares authorized, 3,901,190
   shares issued and outstanding at December 31, 1996
   and 1995.............................................       1,000      1,000
  Additional paid-in capital............................   4,529,120  4,529,120
  Retained earnings.....................................   2,673,159  1,573,297
                                                         ----------- ----------
    Total shareholders' equity..........................   7,203,279  6,103,417
                                                         ----------- ----------
      Total liabilities and shareholders' equity........ $10,489,051 $9,823,826
                                                         =========== ==========

    The accompanying notes are an integral part of the financial statements.

                              RAWSON-KOENIG, INC.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                            1996         1995         1994
                                         -----------  -----------  -----------
Sales................................... $19,521,871  $18,682,075  $17,184,557
Cost of sales...........................  15,002,105   14,903,247   13,300,320
                                         -----------  -----------  -----------
    Gross profit........................   4,519,766    3,778,828    3,884,237
Selling, general and administrative
 expenses...............................   2,748,844    2,585,773    2,281,899
                                         -----------  -----------  -----------
    Income from operations..............   1,770,922    1,193,055    1,602,338
Other income (expense):
  Interest expense......................    (147,211)    (194,436)    (210,891)
  Other, net............................       9,151      193,874       92,330
                                         -----------  -----------  -----------
    Income before provision for income
     taxes..............................   1,632,862    1,192,493    1,483,777
                                         -----------  -----------  -----------
Provision for income taxes:
  Federal...............................     454,000      306,000      267,000
  State.................................      79,000       61,000       75,000
                                         -----------  -----------  -----------
                                             533,000      367,000      342,000
                                         -----------  -----------  -----------
    Net income.......................... $ 1,099,862  $   825,493  $ 1,141,777
                                         ===========  ===========  ===========
    Net income per share................ $       .28  $       .21  $       .29
                                         ===========  ===========  ===========
Average shares outstanding..............   3,901,190    3,901,190    3,901,190
                                         ===========  ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                              RAWSON-KOENIG, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       RETAINED
                           COMMON STOCK   ADDITIONAL   EARNINGS       TOTAL
                         ----------------  PAID-IN   (ACCUMULATED SHAREHOLDERS'
                          SHARES   AMOUNT  CAPITAL     DEFICIT)      EQUITY
                         --------- ------ ---------- ------------ -------------
Balance, December 31,
 1993................... 3,901,190 $1,000 $4,529,120  $ (393,973)  $4,136,147
Net income..............                               1,141,777    1,141,777
                         --------- ------ ----------  ----------   ----------
Balance, December 31,
 1994................... 3,901,190  1,000  4,529,120     747,804    5,277,924
Net income..............                                 825,493      825,493
                         --------- ------ ----------  ----------   ----------
Balance, December 31,
 1995................... 3,901,190  1,000  4,529,120   1,573,297    6,103,417
Net income..............                               1,099,862    1,099,862
                         --------- ------ ----------  ----------   ----------
Balance, December 31,
 1996................... 3,901,190 $1,000 $4,529,120  $2,673,159   $7,203,279
                         ========= ====== ==========  ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                              RAWSON-KOENIG, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                               1996        1995        1994
                                            ----------  ----------  ----------
Cash flows from operating activities:
 Net income................................ $1,099,862  $  825,493  $1,141,777
                                            ----------  ----------  ----------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization............    502,706     470,156     454,292
  Loss (gain) on disposal of property,
   plant and equipment.....................      7,323     (15,500)     10,480
  Change in assets and liabilities:
   Decrease (increase) in accounts
    receivable, trade......................    444,505    (104,956)   (363,771)
   Increase in inventories.................   (325,924)    (49,936)   (498,925)
   Decrease (increase) in prepayments and
    other..................................     67,412      (9,728)    (53,083)
   Decrease (increase) in other assets.....    112,412    (112,412)
   Increase (decrease) in accounts payable.    135,267    (213,197)    116,901
   Increase (decrease) in accrued expenses.    (26,366)     47,175     132,528
   Increase (decrease) in state income
    taxes payable..........................     18,000    (172,459)    159,774
                                            ----------  ----------  ----------
    Total adjustments......................    935,335    (160,857)    (41,804)
                                            ----------  ----------  ----------
    Net cash provided by operating
     activities............................  2,035,197     664,636   1,099,973
                                            ----------  ----------  ----------
Cash flows from investing activities:
  Purchase of property, plant, and
   equipment............................... (1,342,460)   (805,970)   (236,915)
  Proceeds from disposal of property,
   plant, and equipment....................                 15,500       1,955
                                            ----------  ----------  ----------
    Net cash used by investing activities.. (1,342,460)   (790,470)   (234,960)
                                            ----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from revolving line of credit...  1,030,000   1,544,605     250,000
  Payments on revolving line of credit..... (1,461,605) (1,063,000)   (800,000)
  Payments on long-term debt...............   (215,320)   (203,713)   (262,007)
  Payments on capital lease obligation.....    (27,025)    (29,672)    (26,926)
                                            ----------  ----------  ----------
    Net cash provided (used) by financing
     activities............................   (673,950)    248,220    (838,933)
                                            ----------  ----------  ----------
Net increase in cash and cash equivalents..     18,787     122,386      26,080
Cash and cash equivalents at beginning of
 year......................................    315,412     193,026     166,946
                                            ----------  ----------  ----------
Cash and cash equivalents at end of year... $  334,199  $  315,412  $  193,026
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

 Inventories

  Inventories are valued at the lower of cost or market. Cost, which includes material, labor and manufacturing overhead, is determined by the first-in, first-out (FIFO) method and, at December 31, 1996 and 1995, consisted of the following:

                                                             1996        1995
                                                          ----------- ----------
      Raw materials......................................  $1,391,135 $1,262,869
      Work in process....................................   1,554,390  1,609,002
      Finished goods.....................................     995,664    743,394
                                                          ----------- ----------
                                                          $ 3,941,189 $3,615,265
                                                          =========== ==========

 Tooling Costs

  The costs of self-constructing tools and dies for use in manufacturing are capitalized and depreciated over four years using the straight-line method. Capitalized costs consist of labor, material and construction overhead.

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

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from three to thirty one years. Depreciation expense for the years ended December 31, 1996, 1995 and 1994, amounted to $502,706, $470,156 and $454,292, respectively.

                              RAWSON-KOENIG, INC.

  Property, plant and equipment at December 31, 1996 and 1995, consisted of the following:

                                                           1996         1995
                                                        -----------  ----------
      Land............................................. $   680,000  $  680,000
      Buildings........................................   3,134,856   3,014,778
      Machinery and equipment..........................   5,313,870   4,023,323
      Self-constructed tools and dies..................     865,320     768,917
      Furniture and fixtures...........................     394,737     385,703
      Vehicles.........................................     151,554     110,974
      Machinery and equipment under capital lease......                 130,230
                                                        -----------  ----------
                                                         10,540,337   9,113,925
      Accumulated depreciation and amortization........  (5,702,228) (5,220,659)
                                                        -----------  ----------
                                                        $ 4,838,109  $3,893,266
                                                        ===========  ==========

  Included in accumulated depreciation and amortization at December 31, 1995, is $72,102 of accumulated amortization on machinery and equipment acquired under a capital lease agreement. The lease expired during 1996 and the Company purchased the equipment for $1 under the terms of the lease.

  Included in accumulated depreciation and amortization at December 31, 1996 and 1995, is $660,514 and $546,081, respectively, of accumulated depreciation on self-constructed tools and dies.

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

3. ACCRUED EXPENSES:

  Accrued expenses at December 31, 1996 and 1995, include $400,000 for potential claims against the Company by its employees arising from injuries incurred in the normal course of business prior to May 1, 1994. Actual claims for medical expenses and lost time paid during the years ended December 31, 1996, 1995 and 1994, for injuries incurred prior to May 1, 1994, were $12,000, $1,085 and $7,570, respectively. In addition, prior to May 1, 1994, the Company had stop-loss insurance for any individual claim in excess of $250,000. Effective May 1, 1994, the Company was fully insured under standard workers' compensation insurance for claims incurred after that date.

                              RAWSON-KOENIG, INC.

  Accrued expenses at December 31, 1996 and 1995, include $123,097 and $124,110, respectively, for accrued payroll.

4. LONG-TERM DEBT:

  Long-term debt at December 31, 1996 and 1995, consisted of the following:

                                                           1996        1995
                                                        ----------  ----------
      Revolving line of credit in the amount of
       $2,200,000 with a bank, which matures April 30,
       1998. Interest is payable monthly at the bank's
       prime rate (8.25% at December 31, 1996).
       Borrowings under the agreement are restricted
       to certain percentages of accounts receivable
       and inventories................................  $  200,000  $  631,605
      Real estate loan payable to a bank, due in
       monthly payments of $22,047, including interest
       at 8.5% per year, with the unpaid balance due
       May 2000.......................................   1,300,258   1,445,618
      Installment loan payable to a bank, due in
       monthly payments of $5,830 plus interest at the
       bank's prime rate with the unpaid balance due
       April 1999.....................................     163,194     233,154
                                                        ----------  ----------
                                                         1,663,452   2,310,377
      Current portion of long-term debt...............    (228,639)   (215,253)
                                                        ----------  ----------
      Long-term portion...............................  $1,434,813  $2,095,124
                                                        ==========  ==========

  Effective May 28, 1996, the Company amended its loan agreement with its primary lender. The amended agreement extended the maturity date of the line of credit to April 30, 1998 and provided the Company with an advancing term equipment loan under which the Company may borrow up to $1,000,000 to finance equipment purchases through April 30, 1997. Any borrowings outstanding under this advancing term equipment loan as of April 30, 1997, will be converted to a five year term loan that will be due in sixty equal monthly principal payments beginning May 30, 1997, plus interest at the bank's prime rate. As of December 31, 1996, there were no amounts outstanding under this advancing term equipment loan.

  The Company's other advancing term equipment loan agreement, that allowed for borrowings up to $1,500,000, expired unused on August 31, 1996.

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

  Future maturities of long-term debt are as follows:

      YEAR ENDING DECEMBER 31,
      ------------------------
        1997...................................................... $  228,639
        1998......................................................    442,867
        1999......................................................    211,686
        2000......................................................    780,260
                                                                   ----------
                                                                   $1,663,452
                                                                   ==========

                              RAWSON-KOENIG, INC.

  Cash paid for interest was $147,572, $194,578 and $211,372 for the years ended December 31, 1996, 1995 and 1994, respectively.

5. INCOME TAXES:

  The composition of deferred tax assets and liabilities and the related tax effects at December 31, 1996 and 1995 was as follows:

                                                            1996       1995
                                                          ---------  ---------
      Deferred tax assets:
        Tax assets which have been expensed for
         book purposes..................................  $  24,570  $  29,703
        Accrued expenses deductible when paid for tax...    148,000    148,000
        Net operating loss carryforwards................    176,955    239,289
        Investment tax credit carryforwards.............     15,000     15,000
                                                          ---------  ---------
          Total deferred tax assets.....................    364,525    431,992
      Deferred tax liabilities:
        Property, plant and equipment basis.............    156,302    146,546
                                                          ---------  ---------
      Net deferred tax assets before valuation
       allowance........................................    208,223    285,446
      Valuation allowance...............................   (208,223)  (285,446)
                                                          ---------  ---------
          Net deferred tax assets.......................  $     -    $     -
                                                          =========  =========

  The differences between the federal income tax provision and the amount that would result if the federal statutory rate of 34% were applied to pretax financial income for 1996, 1995 and 1994 were as follows:

                                1996              1995              1994
                          ----------------- ----------------- -----------------
                           AMOUNT   PERCENT  AMOUNT   PERCENT  AMOUNT   PERCENT
                          --------  ------- --------  ------- --------  -------
Federal income tax
 provision at the
 statutory rate.........  $555,173   34.0%  $405,448   34.0%  $504,484   34.0%
Utilization of net
 operating loss
 carryforwards..........   (62,334)  (3.8)   (62,335)  (5.2)   (87,056)  (5.9)
Utilization of
 alternative minimum tax
 credit carryforwards...                      (4,013)  (0.4)  (125,500)  (8.4)
State income tax, net of
 federal benefit........    52,140    3.2     40,260    3.4     49,500    3.3
Change in valuation
 allowance, net of
 alternative minimum tax
 and utilization of net
 operating loss and
 alternative minimum tax
 credit carryforwards...   (14,889)   (.9)   (16,574)  (1.4)     3,092    0.2
Other...................     2,910     .1      4,214    0.4     (2,520)  (0.2)
                          --------   ----   --------   ----   --------   ----
                          $533,000   32.6%  $367,000   30.8%  $342,000   23.0%
                          ========   ====   ========   ====   ========   ====

                              RAWSON-KOENIG, INC.

  At December 31, 1996, the Company had approximate tax net operating loss and tax credit carryforwards available to offset future taxable income as follows:

                                            NET OPERATING LOSS
                                               CARRYFORWARDS
                                           ---------------------
                                                     ALTERNATIVE
                                            REGULAR    MINIMUM
                                              TAX        TAX      INVESTMENT
                                           REPORTING  REPORTING   TAX CREDIT
   EXPIRATION YEAR ENDING DECEMBER 31,      PURPOSES  PURPOSES   CARRYFORWARDS
   -----------------------------------     --------- ----------- -------------
   1998...................................                          $ 6,000
   1999...................................                            9,000
   2001................................... $346,000   $346,000
   2002...................................   58,000     58,000
   2003...................................   58,000     58,000
   2004...................................   58,000     58,000
                                           --------   --------      -------
                                           $520,000   $520,000      $15,000
                                           ========   ========      =======

  Utilization of net operating loss carryforwards is limited under the alternative minimum tax rules. Additionally, special limitations exist under the tax law which may restrict the utilization of the regular tax and alternative minimum tax net operating loss carryforwards.

  Cash paid for income taxes was $503,530, $575,773 and $182,226 for the years ended December 31, 1996, 1995 and 1994, respectively.

6. RELATED PARTY TRANSACTIONS:

  During 1996 and 1995, the Company paid $8,127 and $7,470, respectively, to directors for consulting fees. In addition, the Company made payments for legal services provided by the law firm of a director in the amount of $90,346, $49,217 and $30,990 for the years ended December 31, 1996, 1995 and
1994, respectively. Accrued amounts payable to this law firm at December 31, 1996 and 1995 were $36,067 and $29,079, respectively.

7. COMMITMENTS AND CONTINGENCIES:

  The Company is engaged in various claims and litigation arising from its operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse effect upon the financial position or results of operations of the Company.

8. SUPPLEMENTAL CASH FLOW INFORMATION:

  During 1996, the Company purchased certain equipment with a cost of $1,124,120 of which $112,412 was included in accounts payable at December 31, 1996.

                              RAWSON-KOENIG, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           COLUMN C
                                           ADDITIONS
                           COLUMN B  ---------------------             COLUMN E
                          BALANCE AT CHARGED TO CHARGED TO            BALANCE AT
        COLUMN A          BEGINNING  COSTS AND    OTHER     COLUMN D     END
      DESCRIPTION         OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS OF PERIOD
      -----------         ---------- ---------- ---------- ---------- ----------
Valuation and qualifying
 accounts deducted in
 the balance sheet from
 the related assets to
 which they apply:
 (a) Allowance for
  doubtful accounts
  receivable:
   Year ended December
    31, 1994............   $ 40,000   $(9,746)   $10,124    $    378   $ 40,000
   Year ended December
    31, 1995............     40,000       466         63         529     40,000
   Year ended December
    31, 1996............     40,000     6,217        -         6,217     40,000
 (b) Deferred tax asset
  valuation allowance:
   Year ended December
    31, 1994............    655,976       -          -       291,621    364,355
   Year ended December
    31, 1995............    364,355       -          -        78,909    285,446
   Year ended December
    31, 1996............    285,446       -          -        77,223    208,223