Form 10-Q
period 1997-03-31
RAWSON KOENIG INC
filed 1997-04-25
CIK 725014

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended:                                Commission File No.:
    March 31, 1997                                          0-12392

                            RAWSON-KOENIG, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Texas                                            74-1957377
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


          2301 Central Parkway, Houston, Texas             77092
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

     The number of shares outstanding of the Registrant's common stock as of March 31, 1997: 3,901,190 shares of common stock.

                                  PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Rawson-Koenig, Inc.
                         Condensed Balance Sheets
                                (Unaudited)

                              (in thousands)

                                               March 31,    December 31,
                                                 1997           1996
                                               ---------    ------------
Assets
------

Current assets:
   Cash and cash equivalents                    $   497        $   334
   Accounts receivable, net                       1,629          1,269
   Inventories:
     Raw material                                 1,374          1,391
     Work in process                              1,417          1,554
     Finished goods                                 702            996
   Prepayments and other                            124            107
                                                -------        -------
Total current assets                              5,743          5,651
                                                -------        -------
Property, plant and equipment, at cost:
   Land and buildings                             3,825          3,815
   Machinery and equipment                        6,788          6,725
   Accumulated depreciation and amortization     (5,847)        (5,702)
                                                -------        -------
Property, plant and equipment, net                4,766          4,838
                                                -------        -------
Total assets                                    $10,509        $10,489
                                                =======        =======


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Balance Sheets, continued
                                (Unaudited)

                   (in thousands, except share amounts)

                                               March 31,    December 31,
                                                 1997           1996
                                               ---------    ------------
Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
   Current portion of long-term debt            $   232        $   229
   Accounts payable                                 787            685
   Accrued expenses                                 417            858
   Income taxes payable                             151             79
                                                -------        -------
Total current liabilities                         1,587          1,851

Long-term debt, less current portion              1,175          1,435
Deferred income taxes                                54
                                                -------        -------
Total liabilities                                 2,816          3,286
                                                -------        -------
Shareholders' equity:
   Preferred stock, $10 par value, 1,000,000
     shares authorized, none issued
   Common stock, no par, $1,000 stated value,
     5,000,000 shares authorized, 3,901,190
     shares issued and outstanding                    1              1
   Additional paid-in capital                     4,529          4,529
   Retained earnings                              3,163          2,673
                                                -------        -------
Total shareholders' equity                        7,693          7,203
                                                -------        -------
Total liabilities and shareholders' equity      $10,509        $10,489
                                                =======        =======


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Statements of Operations
                                (Unaudited)

   (in thousands, except per share data and average shares outstanding)

                                                   Three Months Ended
                                                        March 31,
                                                   1997           1996
                                                ---------      ---------
Sales                                           $   5,411      $   5,036
Cost of sales                                       3,990          3,868
                                                ---------      ---------
Gross profit                                        1,421          1,168

Selling, general and administrative expenses          806            736
                                                ---------      ---------
Income from operations                                615            432

Other income (expense):
   Interest expense                                   (34)           (44)
   Other, net                                           6              4
                                                ---------      ---------
Income before income taxes                            587            392

Income taxes:
   Federal                                             82            112
   State                                               15             19
                                                ---------      ---------
Net income                                      $     490      $     261
                                                =========      =========

Net income per share                            $     .13      $     .07
                                                =========      =========

Average shares outstanding                      3,901,190      3,901,190
                                                =========      =========


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Statements of Cash Flows
                                (Unaudited)

                              (in thousands)

                                                    Three Months Ended
                                                         March 31,
                                                    1997           1996
                                                   ------         ------
Cash flow from operating activities:
   Net income                                      $  490         $  261
                                                   ------         ------
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                   146            121
      Change in assets and liabilities, net          (142)           269
                                                   ------         ------
   Total adjustments                                    4            390
                                                   ------         ------
Net cash provided by operating activities             494            651

Cash flows from investing activities:
   Purchase of property and equipment, net           ( 74)          (138)

Cash flows from financing activities:
   Decrease in borrowings, net                       (257)          (692)
                                                   ------         ------
Net increase (decrease) in cash and cash
   equivalents                                        163           (179)
Cash and cash equivalents at beginning
   of period                                          334            315
                                                   ------         ------
Cash and cash equivalents at end
   of period                                       $  497         $  136
                                                   ======         ======

Supplemental cash flow disclosure:

   Income taxes paid                               $   -          $   -
                                                   ======         ======

   Interest paid                                   $   36         $   45
                                                   ======         ======

           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                  Notes to Condensed Financial Statements
                          March 31, 1997 and 1996
                                (Unaudited)

1.  Nature of Organization:

    Rawson-Koenig, Inc. (the "Registrant"), a Texas corporation, designs, manufactures and markets certain equipment for light trucks. Its chief products are truck tool boxes, truck service bodies, winches and truck mounted cranes.

2.  Basis for Preparation of the Condensed Financial Statements:

    The condensed financial statements for the three months ended March 31, 1997 and 1996, have been prepared by the Registrant and are unaudited. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted; however, the Registrant believes that the disclosures are adequate to make the information presented not misleading. All the adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods have been included. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report to Shareholders on Form 10-K.

3.  Accrued Expenses:

    At March 31, 1997, accrued expenses include $120,000 for potential claims against the Registrant by its employees arising from injuries
incurred in the normal course of business prior to May 1, 1994.   During
the quarter ended March 31, 1997, the liability for potential claims was reduced from $400,000 to $120,000 which represents a decrease of $280,000. This decrease was recorded in the financial statements as a reduction to cost of sales in the quarter ended March 31, 1997. Included in the $120,000 balance at March 31, 1997, is $45,000 that was paid in April 1997 to resolve a claim.

4.  Debt Agreement:

    At March 31, 1997, the Registrant's $2,200,000 revolving line of credit agreement with a bank had a balance of zero.

5.  Income Taxes:

    The provisions for federal and state income taxes for the three months ended March 31, 1997 and 1996, were computed by applying the estimated effective annual tax rate to income before income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following table sets forth for the periods indicated (i) the percentages which certain items reflected in the statements of operations bear to total sales of the Registrant and (ii) the percentage increase (decrease) of such items as compared to the corresponding prior year period.

                                   Percentage of
                                       Sales
                                Three Months Ended       Percentage
                                    March 31,             Increase
                                1997          1996       (Decrease)
                                ----          ----       ----------
Sales                          100.0         100.0           7.4
Cost of sales                   73.7          76.8           3.2
Selling, general and
   administrative expenses      14.9          14.6           9.5
Interest expense                  .6            .9         (22.7)
Other, net                       (.1)          (.1)         50.0
                               -----         -----
Income before income taxes      10.9           7.8          49.7
Income taxes                     1.8           2.6         (26.0)
                               -----         -----
Net income                       9.1           5.2          87.7
                               =====         =====

Results of Operations

    Sales increased approximately $375,000 (7.4%) during the three months ended March 31, 1997, compared to the same period of 1996. The increase resulted primarily from the Registrant's intensified marketing efforts and a sales price increase that was effective in January 1997.

    Cost of sales as a percentage of sales decreased from 76.8% to 73.7% for the three months ended March 31, 1997, compared to the same period of 1996. The percentage decrease was primarily due to a reduction in the accrued liability for potential claims arising from employee injuries incurred in the normal course of business prior to May 1, 1994. (See Note 3 on Page 6.)

    Selling, general and administrative expenses increased 9.5% for the three months ended March 31, 1997, compared to the same period of 1996. The increase was primarily due to increases in health insurance costs and payroll-related expenses.

    Interest expense decreased 22.7% for the three months ended March 31, 1997, compared to the same period of 1996. The decrease was primarily due to lower average borrowings during 1997.

    Income taxes decreased 26.0% for the three months ended March 31, 1997, compared to the same period of 1996, primarily due to the effects of the $280,000 reduction in the accrued liability for potential claims arising from employee injuries incurred in the normal course of business prior to May 1, 1994.


Financial Condition

    The Registrant generated approximately $494,000 in cash from operations during the three months ended March 31, 1997. The Registrant plans to fund future operations from cash on hand, cash from operations and use of its credit facility, which had an available revolving line of credit of $2,200,000 at March 31, 1997.

    In addition to the revolving line of credit, the Registrant has an agreement with a bank to borrow up to $1,000,000 to finance equipment purchases. At March 31, 1997, there were no borrowings under this agreement.


                                  PART II

                             OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit
    Number        Description
    -------       ------------
       27         Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      RAWSON-KOENIG, INC.



Date:  April 24, 1997                 /s/ Thomas C. Rawson
                                      -----------------------
                                      Thomas C. Rawson
                                      Chairman of the Board

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