Form 10-Q
period 1997-06-30
RAWSON KOENIG INC
filed 1997-08-08
CIK 725014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended:                                Commission File No.:
     June 30, 1997                                          0-12392

                              RAWSON-KOENIG, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Texas                                            74-1957377
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


             2301 Central Parkway, Houston, Texas             77092
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

    The number of shares outstanding of the registrant's common stock as of June 30, 1997: 3,901,190 shares of common stock.

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Rawson-Koenig, Inc.
                            Condensed Balance Sheets
                                  (Unaudited)

                                 (in thousands)

                                                June 30,   December 31,
                                                  1997         1996
                                                ---------  -------------
Assets
------

Current assets:
   Cash and cash equivalents                     $   465        $   334
   Accounts receivable, net                        1,746          1,269
   Inventories:
     Raw materials                                 1,469          1,391
     Work in process                               1,127          1,554
     Finished goods                                  647            996
   Prepayments and other                             571            107
                                                 -------        -------
Total current assets                               6,025          5,651
                                                 -------        -------
Property, plant and equipment, at cost:
   Land and buildings                              3,829          3,815
   Machinery and equipment                         6,829          6,725
   Accumulated depreciation and amortization      (5,987)        (5,702)
                                                 -------        -------
Property, plant and equipment, net                 4,671          4,838
                                                 -------        -------
Total assets                                     $10,696        $10,489
                                                 =======        =======



              The accompanying notes are an integral part of these
                             financial statements.

                              Rawson-Koenig, Inc.
                      Condensed Balance Sheets, continued
                                  (Unaudited)

                      (in thousands, except share amounts)

                                                 June 30,  December 31,
                                                   1997        1996
                                                 --------  ------------
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
   Current portion of long-term debt              $   280       $   229
   Accounts payable                                   748           685
   Accrued expenses                                   428           858
   Income taxes payable                                94            79
                                                  -------       -------
Total current liabilities                           1,550         1,851

Long-term debt, less current portion                  943         1,435
Deferred income taxes                                  84
                                                  -------       -------
Total liabilities                                   2,577         3,286
                                                  -------       -------
Shareholders' equity:
   Preferred stock, $10 par value, 1,000,000
     shares authorized, none issued
   Common stock, no par, $1,000 stated value,
     5,000,000 shares authorized, 3,901,190
     shares issued and outstanding                      1             1
   Additional paid-in capital                       4,529         4,529
   Retained earnings                                3,589         2,673
                                                  -------       -------
Total shareholders' equity                          8,119         7,203
                                                  -------       -------
Total liabilities and shareholders' equity        $10,696       $10,489
                                                  =======       =======



              The accompanying notes are an integral part of these
                             financial statements.

                              Rawson-Koenig, Inc.
                       Condensed Statements of Operations
                                  (Unaudited)

      (in thousands, except per share data and average shares outstanding)

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                                 1997         1996         1997         1996
                              -----------  -----------  -----------  -----------

Sales                         $    5,980   $    5,562   $   11,391   $   10,598
Cost of sales                      4,466        4,249        8,456        8,117
                              ----------   ----------   ----------   ----------
Gross profit                       1,514        1,313        2,935        2,481

Selling, general and
   administrative expenses           910          724        1,716        1,460
                              ----------   ----------   ----------   ----------
Income from operations               604          589        1,219        1,021

Other income (expense):
   Interest expense                  (30)         (35)         (64)         (79)
   Other, net                         12                        18            4
                              ----------   ----------   ----------   ----------
Income before income taxes           586          554        1,173          946

Income taxes:
   Federal                           138          164          220          276
   State                              22           27           37           46
                              ----------   ----------   ----------   ----------
Net income                    $      426   $      363   $      916   $      624
                              ==========   ==========   ==========   ==========

Net income per share                $.10         $.09         $.23         $.16
                              ==========   ==========   ==========   ==========

Average shares outstanding     3,901,190    3,901,190    3,901,190    3,901,190
                              ==========   ==========   ==========   ==========


              The accompanying notes are an integral part of these
                             financial statements.

                              Rawson-Koenig, Inc.
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                 (in thousands)

                                                Six Months Ended
                                                    June 30,
                                                 1997      1996
                                               --------  --------
Cash flow from operating activities:
   Net income                                    $ 916     $ 624
                                                 -----     -----
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                295       245
      Change in assets and liabilities, net       (511)       56
                                                 -----     -----
   Total adjustments                              (216)      301
                                                 -----     -----
Net cash provided by operating activities          700       925

Cash flows from investing activities:
   Purchase of property and equipment, net        (128)     (193)

Cash flows from financing activities:
   Decrease in borrowings, net                    (441)     (754)
                                                 -----     -----
Net increase (decrease) in cash and cash
   equivalents                                     131       (22)

Cash and cash equivalents at beginning
   of period                                       334       315
                                                 -----     -----
Cash and cash equivalents at end of period       $ 465     $ 293
                                                 =====     =====

Supplemental cash flow disclosure:

   Income taxes paid                             $ 217     $ 278
                                                 =====     =====

   Interest paid                                 $  65     $  80
                                                 =====     =====


              The accompanying notes are an integral part of these
                             financial statements.

                              Rawson-Koenig, Inc.
                    Notes to Condensed Financial Statements
                             June 30, 1997 and 1996
                                  (Unaudited)

1.  Nature of Organization

    Rawson-Koenig, Inc. (the "Registrant"), a Texas corporation, designs, manufactures and markets certain equipment for light trucks. Its chief products are truck tool boxes, truck service bodies, winches and truck mounted cranes.

2.  Basis for Preparation of the Condensed Financial Statements

    The condensed financial statements for the three months and six months ended June 30, 1997 and 1996, have been prepared by the Registrant and are unaudited. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted; however, the Registrant believes that the disclosures are adequate to make the information presented not misleading. All the adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods have been included. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report to Shareholders on Form 10-K.

3.  Accrued Expenses

    During the quarter ended March 31, 1997, the liability for potential claims against the Registrant by its employees arising from injuries incurred in the normal course of business prior to May 1, 1994, was reduced from $400,000 to 120,000. This decrease of $280,000 was recorded as a reduction to cost of sales in the quarter ended March 31, 1997. During the quarter ended June 30, 1997, the remaining liability claims of $120,000 were settled and paid.

4.  Debt Agreement

    On June 18, 1997, the Registrant amended its debt agreement with its primary lender. The amended agreement provides funding for the Registrant's tender offer described in Note 6. The amended agreement allows the Registrant to borrow up to $4,200,000 under a loan that is collateralized by the Registrant's real estate (the "Real Estate Loan"). On June 18, 1997, the Registrant's existing Houston real estate loan was rolled into the Real Estate Loan. At June 30, 1997, the Real Estate Loan had a balance of approximately $1,223,000 and is due in monthly principal payments of $23,333 plus interest at the bank's prime rate (8.5% per year at June 30, 1997) with the unpaid balance due June 18, 2002.

    The amended agreement also allows the Registrant to borrow up to $1,390,000 under a loan that is collateralized by account receivable , inventory and equipment (the "Equipment Loan"). Borrowings under the Equipment Loan will be due in equal monthly principal payments based on a seven year amortization plus interest at the bank's prime rate with the unpaid balance due June 18, 2002. At June 30, 1997, the Equipment Loan had a balance of zero.

    The amended agreement extended the maturity date of the Registrant's revolving line of credit to April 30, 1999. Interest on the revolving line of credit remains payable monthly at the bank's prime rate and the maximum amount of credit available under the line remains at $2,200,000. At June 30, 1997, the revolving line had a balance of zero.

    The amended agreement also amended the terms of the Registrant's advancing term equipment loan. The amended agreement allows the Registrant to borrow up to $1,000,000 to finance equipment purchases through June 18, 1998. Any borrowings outstanding as of June 18, 1998, will be converted to a five year term loan that will be due in sixty equal principal payments, beginning in July 1998, plus interest at the bank's prime rate. At June 30, 1997, the advancing term equipment loan had a balance of zero.

    On June 18, 1997, the Registrant paid-off its Fort Worth loan which had a balance due of approximately $135,000 at pay-off.

5.  Income Taxes

    The provisions for federal and state income taxes for the three months and six months ended June 30, 1997 and 1996, were computed by applying the estimated effective annual tax rate to income before income taxes.

6.  Tender Offer

    On June 4, 1997, the Registrant announced that its Board of Directors had approved a tender offer by the Registrant to acquire all of its issued and outstanding shares of common stock. The Rawson family currently owns approximately 60% of the issued and outstanding shares of the Registrant, and does not intend to tender those shares. The offer price is $2.15 net per share to sellers in cash. The Registrant will pay all fees and expenses of the tender offer. The tender offer will be immediately followed by a 1 for 100 reverse stock split, which will result in all remaining odd-lot shareholders receiving $2.15 net per share in cash for each share held prior to the reverse split. After the tender offer and reverse split, it is anticipated that all remaining shares will be converted into the right to receive $2.15 per share (as adjusted for the reverse stock split) in a merger with a newly formed company that will be wholly owned by the Rawson family. After the consummation of the tender offer and reverse split (and the merger, if necessary) (collectively the "Offer") the Rawson family will own 100% of the Registrant.

    The Registrant estimates that the total purchase price of the Offer will approximate $3,702,000, including Offer costs of approximately $350,000.

    The following pro forma condensed financial information is based on estimated costs and assumes that all the Registrant's shares not owned by the Rawson family will be acquired by the Registrant through the Offer. The pro forma condensed balance sheet as of June 30, 1997, gives effect to the Offer as if it had occurred on that date. The pro forma condensed statement of operations for the six months ended June 30, 1997, gives effect to the Offer as if it had occurred on January 1, 1997.

                                  Koenig, Inc.
                       Pro Forma Condensed Balance Sheet
                                 June 30, 1997
                                  (Unaudited)

                                 (in thousands)

                                                       Pro Forma
                                          Historical  Adjustments   Pro Forma
                                          ----------  ------------  ---------

  Current assets:
   Cash and cash equivalents                 $   465  $   (10) (a)    $   455
   Accounts receivable, net                    1,746                    1,746
   Inventories                                 3,243                    3,243
   Prepayments and other                         571      (51) (b)        520
                                             -------  -------         -------
  Total current assets                         6,025      (61)          5,964
  Property, plant and equipment, net:          4,671                    4,671
  Other assets                                             10  (a)         10
                                             -------  -------         -------
  Total assets                               $10,696  $   (51)        $10,645
                                             =======  =======         =======


  Current liabilities:
   Current portion of long-term debt         $   280  $    96  (c)    $   376
   Other current liabilities                   1,270                    1,270
                                             -------  -------         -------
  Total current liabilities                    1,550       96           1,646
  Long-term debt, less current portion           943    3,555  (c)      4,498
  Deferred income taxes                           84                       84
                                             -------  -------         -------
  Total liabilities                            2,577    3,651           6,228
                                             -------  -------         -------
  Shareholders' equity:
   Common stock                                    1                        1
   Additional paid-in capital                  4,529   (3,702) (d)        827
   Retained earnings                           3,589                    3,589
                                             -------  -------         -------
  Total shareholders' equity                   8,119   (3,702)          4,417
                                             -------  -------         -------
  Total liabilities and shareholders'
   equity                                    $10,696  $   (51)        $10,645
                                             =======  =======         =======


                              Rawson-Koenig, Inc.
                  Pro Forma Condensed Statement of Operations
                     For the six months ended June 30, 1997
                                  (Unaudited)
   (in thousands, except per share data and average shares outstanding)



                                                 Pro Forma
                                 Historical     Adjustments      Pro Forma
                                -------------  -------------    -----------

  Sales                            $  11,391                    $   11,391
  Cost of sales                        8,456                         8,456
                                   ---------                    ----------
  Gross profit                         2,935                         2,935
  Selling, general and
   administrative expenses             1,716   $        1 (e)        1,717
                                   ---------   ----------       ----------
  Income from operations               1,219           (1)           1,218
  Other income (expense):
   Interest expense                      (64)        (153)(f)         (217)
   Other, net                             18                            18
                                   ---------   ----------       ----------
  Income before income taxes           1,173         (154)           1,019
  Income taxes:
   Federal                               220          (29)(g)          191
   State                                  37           (5)(g)           32
                                   ---------   ----------       ----------
  Net income                       $     916   $     (120)      $      796
                                   =========   ==========       ==========

  Net income per share             $     .23                    $      .34
                                   =========                    ==========

  Average shares outstanding       3,901,190   (1,559,088)(h)    2,342,102
                                   =========   ==========       ==========


  Notes to pro forma condensed financial statements (in thousands, except per share data):

  (a) Bank loan fees based on .25% of bank loan proceeds.

  (b) Offer costs that have been paid as of June 30, 1997.

  (c) Summary of bank loan proceeds to finance the Offer:

      Purchase price including estimated Offer costs, see (d)  $3,702
      Less Offer costs paid as of June 30, 1997, see (b)          (51)
                                                               ------
      Total loan proceeds                                       3,651
      Less current portion                                        (96)
                                                               ------
      Long-term portion                                        $3,555
                                                               ======

  (d) Purchase of all public shares, except those held by the Rawson family:

      Shares held by public shareholders                        1,559
      Times $2.15 per share Offer price                       x $2.15
                                                              -------
      Purchase price before Offer costs                       $ 3,352
      Estimated Offer costs                                       350
                                                              -------
      Purchase price including estimated Offer costs          $ 3,702
                                                              =======

  (e) Bank loan fees amortized on the straight-line method over a five year life.

  (f) Interest expense at 8.5% per year for the six months ended June 30, 1997.

  (g) Income tax effect of (e) and (f) for the six months ended June 30, 1997.

  (h) Maximum number of shares to be purchased under the Offer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following table sets forth for the periods indicated (i) the percentages which certain items reflected in the statements of operations bear to total sales of the Registrant and (ii) the percentage increase (decrease) of such items as compared to the corresponding prior year period.


                      Percentage of              Percentage of
                         Sales                      Sales
                    3 Months Ended  Percentage  6 Months Ended   Percentage
                        June 30,     Increase      June 30,       Increase
                      1997  1996    (Decrease)   1997    1996    (Decrease)
                     -----  -----  ----------   ------  ------   -----------
Sales                100.0  100.0        7.5     100.0   100.0       7.5
Cost of sales         74.7   76.4        5.1      74.2    76.6       4.2
Selling, general
  and administrative
  expenses            15.2   13.0       25.7      15.1    13.8      17.5
Interest expense        .5     .6      (14.3)       .6      .7     (19.0)
Other income, net      (.2)     -      100.0       (.2)      -     350.0

Income before
  income taxes         9.8   10.0        5.8      10.3     8.9      24.0

Income taxes           2.7    3.5      (16.2)      2.3     3.0     (20.2)

Net income             7.1    6.5       17.4       8.0     5.9      46.8

Results of Operations

    Sales increased approximately $418,000 (7.5%) during the three months ended June 30, 1997, and increased approximately $793,000 (7.5%) during the six months ended June 30, 1997, compared to the same periods of 1996. These increases resulted primarily from the Registrant's intensified marketing efforts in several territories and a price increase that was effective in January 1997.

    Cost of sales as a percentage of sales decreased from 76.4% to 74.7% for the three months ended June 30, 1996 and 1997, respectively, and decreased from 76.6% to 74.2% for the six months ended June 30, 1996 and 1997, respectively. These decreases were due primarily to Management's continued program of upgrading equipment and refining production methods and due to a $280,000 reduction in the accrued liability for potential claims arising from employee injuries incurred in the normal course of business prior to May 1, 1994 that was recorded in the three months ended March 31, 1997. (See Note 3 on Page 6.)

    Selling, general and administrative expenses increased 25.7% for the three months ended June 30, 1997, and increased 17.5% for the six months ended June 30, 1997, compared to the same periods of 1996. These increases were primarily due to increases in health insurance costs and payroll-related expenses.

    Interest expense decreased 14.3% for the three months ended June 30, 1997, and decreased 19.0% for the six months ended June 30, 1997, compared to the same periods of 1996. These decreases were primarily due to lower average borrowings during 1997.

    Income taxes decreased 16.2% for the three months ended June 30, 1997, and decreased 20.2% for the six months ended June 30, 1997, compared to the same periods of 1996. These decreases were due primarily to the effects of the $280,000 reduction in the accrued liability for potential claims arising from employee injuries incurred in the normal course of business prior to May 1, 1994.


Financial Condition

    The Registrant generated approximately $700,000 in cash from operations during the six months ended June 30, 1997. The Registrant plans to fund future operations from cash on hand, cash from operations and use of its credit facility, which had an available revolving line of credit of $2,200,000 at June 30, 1997.

    The Registrant plans to use its Real Estate Loan and Equipment Loan to finance the tender offer described in Note 6 on Page 7. The Registrant also has an agreement with a bank to borrow up to an aggregate of $1,000,000 to finance equipment purchases.


                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit
    Number       Description
    -------      -----------
       27        Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended June
    30, 1997.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     RAWSON-KOENIG, INC.



Date:  August 7, 1997                /s/ Thomas C. Rawson
                                    ---------------------------
                                     Thomas C. Rawson
                                     Chairman of the Board

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