Form 10-Q
period 1997-09-30
RAWSON KOENIG INC
filed 1997-11-06
CIK 725014

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended:                                Commission File No.:
  September 30, 1997                                        0-12392

                            RAWSON-KOENIG, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Texas                                            74-1957377
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


          2301 Central Parkway, Houston, Texas             77092
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

    The number of shares outstanding of the registrant's common stock as of September 30, 1997: 3,901,190 shares of common stock.

                                  PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Rawson-Koenig, Inc.
                         Condensed Balance Sheets
                                (Unaudited)

                              (in thousands)

                                               September 30,   December 31,
                                                    1997           1996
                                               -------------   ------------
Assets
------

Current assets:
   Cash and cash equivalents                      $   333         $   334
   Accounts receivable, net                         1,641           1,269
   Inventories:
     Raw materials                                  1,461           1,391
     Work in process                                1,221           1,554
     Finished goods                                   621             996
   Prepayments and other                              327             107
                                                  -------         -------
Total current assets                                5,604           5,651
                                                  -------         -------
Property, plant and equipment, at cost:
   Land and buildings                               3,829           3,815
   Machinery and equipment                          6,847           6,725
   Accumulated depreciation and amortization       (6,059)         (5,702)
                                                  -------         -------
Property, plant and equipment, net                  4,617           4,838
                                                  -------         -------
Other assets, net                                      36
                                                  -------         -------
Total assets                                      $10,257         $10,489
                                                  =======         =======


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Balance Sheets, continued
                                (Unaudited)

                   (in thousands, except share amounts)

                                               September 30,   December 31,
                                                    1997           1996
                                               -------------   ------------
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
   Current portion of long-term debt              $   280         $   229
   Accounts payable                                   806             685
   Accrued expenses                                   571             858
   Income taxes payable                                51              79
                                                  -------         -------
Total current liabilities                           1,708           1,851

Long-term debt, less current portion                  223           1,435
Deferred income taxes                                 123
                                                  -------         -------
Total liabilities                                   2,054           3,286
                                                  -------         -------
Shareholders' equity:
   Preferred stock, $10 par value, 1,000,000
     shares authorized, none issued
   Common stock, no par, $1,000 stated value,
     5,000,000 shares authorized, 3,901,190
     shares issued and outstanding                      1               1
   Additional paid-in capital                       4,529           4,529
   Retained earnings                                3,673           2,673
                                                  -------         -------
Total shareholders' equity                          8,203           7,203
                                                  -------         -------
Total liabilities and shareholders' equity        $10,257         $10,489
                                                  =======         =======


           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Statements of Operations
                                (Unaudited)

   (in thousands, except per share data and average shares outstanding)

                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                                1997        1996        1997        1996
                             ---------   ---------   ---------   ---------
Sales                        $   5,522   $   4,827   $  16,913   $  15,425
Cost of sales                    4,275       3,671      12,731      11,788
                             ---------   ---------   ---------   ---------
Gross profit                     1,247       1,156       4,182       3,637
Selling, general and
   administrative expenses         889         722       2,605       2,182
                             ---------   ---------   ---------   ---------
Income from operations             358         434       1,577       1,455
Other income (expense):
   Interest expense                (16)        (34)        (80)       (113)
   Other, net                       31           9          49          13
                             ---------   ---------   ---------   ---------
Income before income taxes
   and extraordinary item          373         409       1,546       1,355
Income taxes:
   Federal                         103         115         323         391
   State                            14          20          51          66
                             ---------   ---------   ---------   ---------
Income before extraordinary
   item                            256         274       1,172         898
Extraordinary item -
   tender offer expenses          (172)                   (172)
                             ---------   ---------   ---------   ---------
Net income                   $      84   $     274   $   1,000   $     898
                             =========   =========   =========   =========

Earnings per share:
   Income before
     extraordinary item      $     .07   $     .07   $     .30   $     .23
   Extraordinary item             (.04)                   (.04)
                             ---------   ---------   ---------   ---------
Net income per share         $     .03   $     .07   $     .26   $     .23
                             =========   =========   =========   =========

Average shares outstanding   3,901,190   3,901,190   3,901,190   3,901,190
                             =========   =========   =========   =========

           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                    Condensed Statements of Cash Flows
                                (Unaudited)

                              (in thousands)

                                                      Nine Months Ended
                                                        September 30,
                                                      1997        1996
                                                     ------      ------
Cash flow from operating activities:
   Net income                                        $1,000      $  898
                                                     ------      ------
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Deferred income tax                                21
      Depreciation and amortization                     455         370
      Change in assets and liabilities, net             (46)        165
                                                     ------      ------
   Total adjustments                                    430         535
                                                     ------      ------
Net cash provided by operating activities             1,430       1,433

Cash flows from investing activities:
   Purchase of property and equipment, net             (232)       (256)

Cash flows from financing activities:
   Decrease in borrowings, net                       (1,161)       (816)
   Bank loan costs                                      (38)
                                                     ------      ------
Net increase (decrease) in cash and cash
   equivalents                                           (1)        361

Cash and cash equivalents at beginning
   of period                                            334         315
                                                     ------      ------
Cash and cash equivalents at end of period           $  333      $  676
                                                     ======      ======

Supplemental cash flow disclosure:
   Income taxes paid                                 $  426      $  410
                                                     ======      ======
   Interest paid                                     $   83      $  114
                                                     ======      ======

           The accompanying notes are an integral part of these
                           financial statements.

                            Rawson-Koenig, Inc.
                  Notes to Condensed Financial Statements
                        September 30, 1997 and 1996
                                (Unaudited)

1.  Nature of Organization

    Rawson-Koenig, Inc. (the "Registrant"), a Texas corporation, designs, manufactures and markets certain equipment for light trucks. Its chief products are truck tool boxes, truck service bodies, winches and truck mounted cranes.

2.  Basis for Preparation of the Condensed Financial Statements

    The condensed financial statements for the three months and nine months ended September 30, 1997 and 1996, have been prepared by the Registrant and are unaudited. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted; however, the Registrant believes that the disclosures are adequate to make the information presented not misleading. All the adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods have been included. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report to Shareholders on Form 10-K.

3.  Other Assets

    At September 30, 1997, other assets consist of costs related to obtaining bank loans. These costs are capitalized and amortized over the lives of the related loans using the effective interest method.

4.  Accrued Expenses

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

5.  Debt Agreement

    On June 18, 1997, the Registrant amended its debt agreement with its primary lender. The agreement was amended to provide funding for the Registrant's tender offer described in Note 8. The amended agreement allows the Registrant to borrow up to $4,200,000 under a loan that is collateralized by the Registrant's real estate (the "Real Estate Loan"). On June 18, 1997, the Registrant's existing Houston real estate loan was rolled into the Real Estate Loan. The Real Estate Loan is due in monthly principal installments of $23,333 plus interest at the bank's prime rate (8.5% per year at September 30, 1997) with the unpaid balance being due June 18, 2002. During the three months ended September 30, 1997, in addition to paying the scheduled monthly payments on the Real Estate Loan, the Registrant also made a $750,000 principal payment. At September 30, 1997, the Real Estate Loan had a balance of approximately $403,000.

    The amended agreement further allows the Registrant to borrow up to $1,390,000 under a loan that is collateralized by the Registrant's accounts receivable, inventory and equipment (the "Equipment Loan"). Borrowings under the Equipment Loan will be due in equal monthly principal installments based on a seven year amortization plus interest at the bank's prime rate with the unpaid balance being due June 18, 2002. At September 30, 1997, the Equipment Loan had a zero balance.

    The amended agreement extends the maturity date of the Registrant's revolving line of credit to April 30, 1999. Interest on the revolving line of credit remains payable monthly at the bank's prime rate and the maximum amount of credit available under the line remains at $2,200,000. At September 30, 1997, the revolving line had a balance of $100,000.

    The amended agreement also amended the terms of the Registrant's advancing term equipment loan. The amended agreement allows the Registrant to borrow up to $1,000,000 to finance equipment purchases through June 18, 1998. Any borrowings outstanding as of June 18, 1998, will be converted to a five year term loan that will be due in sixty equal principal installments beginning in July 1998, plus interest at the bank's prime rate. At September 30, 1997, the advancing term equipment loan had a zero balance.

    On June 18, 1997, the Registrant retired its Fort Worth loan which had a balance due of approximately $135,000.

6.  Income Taxes

    The provisions for federal and state income taxes for the three months and nine months ended September 30, 1997 and 1996, were computed by applying the estimated effective annual tax rate to income before income taxes.

7.  Extraordinary Item - Tender Offer Expenses

    Expenses of the "going private" tender offer described in Note 8 have been recorded as an extraordinary item. As of September 30, 1997, the Registrant had incurred approximately $172,000 of such expenses that consist mainly of legal, accounting, investment banker, printing and mailing fees. These expenses have no tax effect as they are not deductible for income tax purposes.

8.  Tender Offer

    On June 4, 1997, the Board of Directors of the Registrant approved a tender offer (the "Offer") by the Registrant to acquire up to 100% of its issued and outstanding shares of common stock at a price of $2.15 net per share to sellers in cash. The Registrant will pay all fees and expenses of the Offer. The Rawson family currently owns approximately 60% of the issued and outstanding shares of the Registrant, which were not tendered pursuant to the Offer. The Offer expired on October 31, 1997 and it is anticipated that shares tendered pursuant to the Offer will be paid in cash during the week of November 3, 1997. After the tendering shares have been acquired, it is anticipated that all remaining shares (except those owned by the Rawson family) will be converted into the right to receive $2.15 per share in a merger with a newly formed company that will be wholly owned by the Rawson family. After the consummation of the Offer and the merger the Rawson family will own 100% of the Registrant.

    The Registrant estimates that the total cost of the Offer will approximate $3,702,000, including expenses of approximately $350,000.

    The following pro forma condensed financial information is based on estimated costs and assumes that all the Registrant's shares not owned by the Rawson family will be acquired by the Registrant through the Offer. The pro forma condensed balance sheet as of September 30, 1997, gives effect to the Offer as if it had occurred on that date. The pro forma condensed statement of operations for the nine months ended September 30, 1997, gives effect to the Offer as if it had occurred on January 1, 1997.

                            Rawson-Koenig, Inc.
                     Pro Forma Condensed Balance Sheet
                            September 30, 1997
                                (Unaudited)

                              (in thousands)

                                                    Pro Forma
                                      Historical   Adjustments    Pro Forma
                                      ----------   -----------    ---------
  Current assets:
   Cash and cash equivalents            $   333    $               $   333
   Accounts receivable, net               1,641                      1,641
   Inventories                            3,303                      3,303
   Prepayments and other                    327                        327
                                        -------    -------         -------
  Total current assets                    5,604                      5,604
  Property, plant and equipment, net      4,617                      4,617
  Other assets, net                          36                         36
                                        -------    -------         -------
  Total assets                          $10,257    $   -           $10,257
                                        =======    =======         =======


  Current liabilities:
   Current portion of long-term debt    $   280    $               $   280
   Other current liabilities              1,428                      1,428
                                        -------    -------         -------
  Total current liabilities               1,708                      1,708
  Long-term debt, less current portion      223      3,530  (a)      3,753
  Deferred income taxes                     123                        123
                                        -------    -------         -------
  Total liabilities                       2,054      3,530           5,584
                                        -------    -------         -------
  Shareholders' equity:
   Common stock                               1                          1
   Additional paid-in capital             4,529     (3,530) (b)        999
   Retained earnings                      3,673                      3,673
                                        -------    -------         -------
  Total shareholders' equity              8,203     (3,530)          4,673
                                        -------    -------         -------
  Total liabilities and shareholders'
   equity                               $10,257    $   -           $10,257
                                        =======    =======         =======

                            Rawson-Koenig, Inc.
                Pro Forma Condensed Statement of Operations
               For the nine months ended September 30, 1997
                                (Unaudited)

   (in thousands, except per share data and average shares outstanding)

                                                  Pro Forma
                                   Historical    Adjustments     Pro Forma
                                   ----------   -------------    ---------
  Sales                             $  16,913   $                $  16,913
  Cost of sales                        12,731                       12,731
                                    ---------   ---------        ---------
  Gross profit                          4,182                        4,182
  Selling, general and
   administrative expenses              2,605           4  (c)       2,609
                                    ---------   ---------        ---------
  Income from operations                1,577          (4)           1,573
  Other income (expense):
   Interest expense                       (80)       (220) (d)        (300)
   Other, net                              49                           49
                                    ---------   ---------        ---------
  Income before income taxes
   and extraordinary item               1,546        (224)           1,322

  Income taxes:
   Federal                                323         (73) (e)         250
   State                                   51         (10) (e)          41
                                    ---------   ---------        ---------
  Income before extraordinary
   item                             $   1,172   $    (141)       $   1,031
                                    =========   =========        =========

  Income per share before
   extraordinary item               $     .30                    $     .44
                                    =========                    =========

  Average shares outstanding        3,901,190  (1,559,088) (f)   2,342,102
                                    =========   =========        =========

  Notes to pro forma condensed financial statements (in thousands, except per share data):

  (a) Summary of bank loan proceeds to finance the Offer:

      Estimated total cost of the Offer, including expenses,
        see (b)                                                $3,702
      Less expenses incurred as of September 30, 1997            (172)
                                                               ------
                                                               $3,530
                                                               ======

  (b) Purchase of all public shares, except those owned by the Rawson family:

      Shares held by public shareholders                        1,559
      Times $2.15 per share Offer price                       x $2.15
                                                              -------
      Purchase price before expenses                          $ 3,352
      Estimated expenses                                          350
                                                              -------
      Total cost of the Offer, including expenses               3,702

      Less expenses incurred as of September 30, 1997            (172)
                                                              -------
                                                              $ 3,530
                                                              =======

  (c) Amortization of bank loan costs.

  (d) Interest expense at 8.5% per year for the nine months ended
      September, 30, 1997.

  (e) Income tax effect of (c) and (d) for the nine months ended
      September, 30, 1997.

  (f) Maximum number of shares to be purchased under the Offer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following table sets forth for the periods indicated (i) the percentages which certain items reflected in the statements of operations bear to total sales of the Registrant and (ii) the percentage increase (decrease) of such items as compared to the corresponding prior year period.

                     Percentage of               Percentage of
                         Sales                       Sales
                    3 Months Ended  Percentage  9 Months Ended  Percentage
                     September 30,   Increase    September 30,   Increase
                      1997    1996  (Decrease)    1997    1996  (Decrease)
                     -----   -----  ----------   -----   -----  ----------
Sales                100.0   100.0      14.4     100.0   100.0       9.6

Cost of sales         77.4    76.0      16.5      75.3    76.4       8.0

Selling, general
  and administrative
  expenses            16.1    15.0      23.1      15.4    14.2      19.4

Interest expense        .3      .7     (52.9)       .5      .7     (29.2)

Other income, net      (.5)    (.2)    244.4       (.3)    (.1)    276.9

Income before
  income taxes and
  extraordinary item   6.7     8.5      (8.8)      9.1     8.8      14.1

Income taxes           2.1     2.8     (13.3)      2.2     3.0     (18.2)

Income before
  extraordinary item   4.6     5.7      (6.6)      6.9     5.8      30.5

Extraordinary item    (3.1)     -     (100.0)     (1.0)     -     (100.0)

Net income             1.5     5.7     (69.3)      5.9     5.8      11.4

Results of Operations

    Sales increased approximately $695,000 (14.4%) during the three months ended September 30, 1997, and increased approximately $1,488,000 (9.6%) during the nine months ended September 30, 1997, compared to the same periods of 1996. These increases resulted primarily from the Registrant's intensified marketing efforts in several territories.

    Cost of sales as a percentage of sales increased from 76.0% to 77.4% for the three months ended September 30, 1996 and 1997, respectively, and decreased from 76.4% to 75.3% for the nine months ended September 30, 1996 and 1997, respectively. The increase for the three months ended September 30, 1997, was due primarily to increases in material costs. The decrease for the nine months ended September 30, 1997, was due primarily to a $280,000 reduction in the accrued liability for potential claims arising from employee injuries incurred in the normal course of business prior to May 1, 1994, that was recorded in the three months ended March 31, 1997. (See Note 4 on page 6.)

    Selling, general and administrative expenses increased 23.1% for the three months ended September 30, 1997, and increased 19.4% for the nine months ended September 30, 1997, compared to the same periods of 1996. These increases were due primarily to increases in payroll-related expenses.

    Interest expense decreased 52.9% for the three months ended September 30, 1997, and decreased 29.2% for the nine months ended September 30, 1997, compared to the same periods of 1996. These decreases were due primarily to lower average borrowings during the applicable periods.

    Income taxes decreased 13.3% for the three months ended September 30, 1997, and decreased 18.2% for the nine months ended September 30, 1997, compared to the same periods of 1996. The decrease for the three months ended September 30, 1997, was due primarily to the decrease in income. The decrease for the nine months ended September 30, 1997, was due primarily to the effects of the $280,000 reduction in the accrued liability for potential claims arising from employee injuries incurred in the normal course of business prior to May 1, 1994.

    During the three months ended September 30, 1997, the Registrant recorded an extraordinary item of $172,000 for expenses of the "going private" tender offer described in Note 8 on page 8.

Financial Condition

    The Registrant generated approximately $1,430,000 in cash from operations during the nine months ended September 30, 1997. The Registrant plans to fund future operations from cash on hand, cash from operations and use of its credit facility, which had an available revolving line of credit of $2,100,000 at September 30, 1997, based on the applicable borrowing base calculation.

    The Registrant plans to use its Real Estate Loan (and Equipment Loan, if necessary) to finance the tender offer described in Note 8 on page 8. The Registrant also has an agreement with a bank to borrow up to an aggregate of $1,000,000 to finance equipment purchases.

                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit
    Number       Description
    -------      -----------
       27        Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    RAWSON-KOENIG, INC.



Date:  November 5, 1997             /s/ Thomas C. Rawson
                                    ---------------------------
                                    Thomas C. Rawson
                                    Chairman of the Board

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